Form 10-Q
period 1996-03-31
INTERLINQ SOFTWARE CORP
filed 1996-05-15
CIK 802242

                    SECURITIES AND EXCHANGE COMMISSION
			                    	WASHINGTON, D.C.  20549



					FORM 10-Q
(Mark One)
/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities
    	Exchange Act of 1934

For  the quarterly period ended March 31, 1996

/ / Transition report pursuant to Section 13 or 15(d) of the Securities
    	Exchange Act of 1934

For the transition period from         to

                 COMMISSION FILE NUMBER 0-21402

               				INTERLINQ SOFTWARE CORPORATION
     		(Exact name of registrant as specified in its charter)


	Washington				                              		91-1187540
	-----------					                             	-----------
(State of jurisdiction of 	               			(I.R.S.Employer
incorporation or organization)         			Identification Number)


	11255 Kirkland Way				                           98033
	------------------				                          -------
	Kirkland, Washington 			                     	(Zip Code)
	---------------------
(Address of principal executive offices)


                        					(206) 827-1112
				                        	--------------
	        	(Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.


					YES     X	   NO
    						------       ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock.
             								OUTSTANDING AT
	CLASS 					         	MAY 13, 1996
	------- 				       		-------------
	Common Stock				      	5,920,850

			PART I. FINANCIAL INFORMATION



ITEM 1. FINANCIAL STATEMENTS




				INTERLINQ SOFTWARE CORPORATION
					BALANCE SHEETS

				(DOLLARS IN THOUSANDS)

                          						ASSETS

                               								     	MARCH 31,	      JUNE 30,
								                                      	1996         			1995
								                                   	------------	------------
							                                    		(UNAUDITED)
Current assets:
	Cash and cash equivalents			               	$8,257 	      	$12,903
	Short-term investments, at cost			           5,818 		        1,471
	Accounts receivable, net				                 1,504       		  1,075
	Current portion of contracts receivable, ne	    99 		          151
	Income taxes refundable					                   ---       		    987
	Inventory							                                41       		     33
	Prepaid expenses						                         317       		    282
	Deferred income taxes					                     190 	      	    172
						                                   			------------	------------
		Total current assets			                   	16,226 	      	 17,074
								                                   	------------	------------

Property and equipment, at cost	          			 4,928 		        4,620
	Less accumulated depreciation and
	  amortization                               2,998 		        2,255
								                                   	------------	------------
		Net property and equipment			               1,930       		  2,365
								                                   	------------	------------

Contracts receivable, excluding
  current portion		                              18       		     28
Capitalized software costs, net				           3,747       		  2,134
Other assets							                               8 		            8
								                                   	------------	------------
								                                    $21,929       		$21,609
				                                   					============	============



				LIABILITIES AND SHAREHOLDERS' EQUITY

					(DOLLARS IN THOUSANDS)



                                    									MARCH 31,	   	JUNE 30,
								                                    	1996		        	1995
							                                   		------------	-----------
                                    									(UNAUDITED)

Current liabilities:
	Accounts payable		                   		    $     278 	    $     123
	Accrued compensation and benefits		             	368         			391
	Other accrued liabilities			                    	272         			280
	Customer deposits				                          		357         			107
	Income taxes payable				                        	 11         			---
	Deferred software support fees		               2,846     		   2,535
								                                   	------------	-----------
		Total current liabilities		                   4,132 		       3,436
							                                   		------------	-----------

Noncurrent liabilities:
	Deferred rent				                             			418         			446
	Deferred software support fees		                  11         			 19
	Deferred income taxes				                        264         			370
							                                   		------------	-----------
		Total noncurrent liabilities		                 	693         			835
								                                   	------------	-----------

Shareholders' equity:
	Common stock					                              		 59         			 60
	Additional paid-in capital			                 12,873     		  13,168
	Retained earnings					                         4,172     		   4,110
							                                   		------------	-----------
		Total shareholders' equity	                  17,104     		  17,338
						                                   			------------	-----------
							                                    		 $21,929     		 $21,609
						                                   			============	===========


				INTERLINQ SOFTWARE CORPORATION
				STATEMENTS OF OPERATIONS

		(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
					(UNAUDITED)

                         					THREE MONTHS ENDED	    	NINE MONTHS ENDED
						                           	MARCH 31,		     	     	MARCH 31,
				                         		1996	   	1995		          	1996	  	1995
					                        	-------  	-------	      	-------  	-------
Net revenues:
  Software license fees     		$1,671  	  $780 	         $4,396   	$3,058
  Software support fees		      1,426    1,345         		 4,220     4,137
  Other					                      24      303 		           792 	     915
					                        	-------  	-------	      	-------  	-------
    Total net revenues		       3,345    2,428 	        	 9,408     8,110
					                        	-------  	-------	      	-------  	-------

Cost of revenues:
  Software license fees          390      376 	          1,142   	 1,052
  Software support fees		        383      431         		 1,281   	 1,343
  Other					                     121  	   154 		           441   	   485
			                        			-------  	-------      		-------  	-------
    Total cost of revenues	      894  	   961 	          2,864   	 2,880
					                        	-------  	-------	      	-------  	-------
    Gross profit			            2,451    1,467         		 6,544   	 5,230
				                        		-------  	-------      		-------  	-------

Operating expenses:
  Product development		          464  	   230         		 1,544   	   707
  Sales and marketing	       	 1,099 	    996         		 3,174   	 3,113
  General and administrative	    708  	   850 	          2,327   	 2,641
  Other general expenses
      - nonrecurring	            		0  	   561 	              0 	     561
				                        		-------  	-------       	-------  	-------
    Total operating expenses	  2,271    2,637         		 7,045   	 7,022
					                        	-------   -------      		-------  	-------

    Operating income(loss)	      180   (1,170)		          (501)   (1,792)

Net interest and other income    191      185         		   600 	     462
				                        		-------  	-------      		-------  	-------
    Income (loss) before
	    	income taxes		             371     (985)	             99    (1,330)

Income taxes				                 129     (338)	             37      (544)
					                        	-------  	-------	      	-------  	-------
Net income (loss)		           $  242   ($ 647)	        	 $  62    ($ 786)
					                        	=======  	=======	      	=======   =======

Net income (loss) per common
  and common equivalent share   $.04    ($.10)	           $.01     ($.12)
					                        	=======  	=======	      	=======  	=======

Weighted average number of
  common and common equivalent
  shares outstanding           6,123    6,197 	        	 6,155     6,296
				                        		=======   =======      		=======  	=======


				INTERLINQ SOFTWARE CORPORATION
					STATEMENTS OF CASH FLOWS

					(DOLLARS IN THOUSANDS)

						(UNAUDITED)

                                   						 			  	    NINE MONTHS ENDED
								                                    	   	-----------------------
									                                       	MARCH 31,	     MARCH 31,
									                                         	1996		         1995
									                                       	---------	     ---------
Cash flows from operating activities:
  Net income (loss)				                        			$    62 	     ($   786)
    Adjustments to reconcile net loss to net
     cash provided by operating activities:
	  Depreciation and amortization			                   760 		         894
	  Amortization of capitalized software costs         983 		         904
	  Amortization of LoanStar intangible		              --- 		         228
   Write-off of Loanstar intangible			                --- 		         331
	  Gain on disposition of equipment			                 (1)	           (1)
	  Decrease (increase) in accounts receivable        (429)		         955
	  Decrease in contracts receivable			                 62      		    332
	  Decrease (increase) in inventory and
		   prepaid expenses		                               (43)     		    121
	  Increase (decrease) in deferred
		   income taxes  			                               (124)     		    178
	  Increase in accounts payable			                    155      		     11
	  Decrease in accrued compensation and
	   	benefits,other accrued liabilities and
	   	deferred rent 					                         	    (59)	     	   (183)
	  Increase in customer deposits			                   250             41
	  Decrease (increase) in income taxes
	   	refundable and payable				                       998 	     	   (169)
	  Increase (decrease) in deferred software
	   	support fees						                               303      		   (415)
	  Other							                                  	    ---      		     28
									                                       	---------	     ---------
	Net cash provided by operating activities	         2,917 	     	  2,469
							                                       			---------	     ---------


Cash flows from investing activities:
  Purchases of property and equipment          			   (328)	     	   (304)
  Capitalized software costs					                  (2,596)     		 (1,395)
  Net sale (purchase) of short-term investments	   (4,347)	        4,605
  Proceeds from sale of property and equipment		        5              5
									                                       	---------	     ---------
	Net cash provided by (used in) investing
		activities				                                		 (7,266)		       2,911
								                                       		---------      ---------


Cash flows from financing activities:
  Proceeds from issuance of common stock		            	16 		          41
  Repurchase of common stock					                    (313)	     	   (647)
									                                       	---------	     ---------
	Net cash used in financing activities		             (297)     		   (606)
								                                       		---------	     ---------
	Net increase (decrease) in cash and
		cash equivalents			                           		 (4,646)	     	  4,774

Cash and cash equivalents at beginning of period   12,903          6,938
                                       										--------- 	    ---------
Cash and cash equivalents at end of period		       $8,257 	      $11,712
								                                       		=========	     =========

Item 2.



Management's Discussion and Analysis
of Financial Condition and Results of Operations



General

Beginning with the fourth quarter of fiscal year 1995 and continuing into the second quarter of fiscal year 1996, long-term mortgage lending rates experienced their first significant decline since their increase early in calendar year 1994. However, during the most recent quarter ended March 31, 1996, long-term mortgage lending rates increased approximately one percentage point, demonstrating a lending environment that continues to experience a high degree of volatility. However, even after this recent increase in lending rates, the overall lending conditions are considered favorable compared to most historical measures. With this overall favorable lending environment, the Company believes that mortgage lending activity has increased, driven by an increase in financing of homes sales and refinancing of existing mortgages. If lending conditions and activity continue to be favorable, the Company believes mortgage lenders will be more inclined to improve their loan management systems and capacity, through the purchase of the Company's products and services.

NET REVENUES

Three months ended March 31,
(In thousands)               1996       1995      Change
- - -----------------          --------   --------    -------
Software license fees      $1,671       $780        114%
Software support fees       1,426      1,345          6%
Other                         248        303        (18%)
- - -----------------          --------   --------    -------
   Total net revenues      $3,345     $2,428         38%
                           --------   --------    -------

Net revenues consist of software license fees, software support fees and other revenues, which include training fees, custom document fees, interest income on contracts receivable and other miscellaneous sales, net of discounts and sales returns.

Software license fees increased by 114% for the quarter ended March 31, 1996 compared to the quarter ended March 31, 1995. This period-to-period increase was primarily attributable to a combination of the recovery in mortgage lending activity discussed above, which increased software license fees of existing products, and software license fees for three new products - MortgageWare Entre (formerly Loan Officer Plus for Windows), and interfaces to Freddie Mac's and Fannie Mae's automated underwriting systems.

Software support fees increased by 6% for the quarter ended March 31, 1996 compared to the quarter ended March 31, 1995. This period-to-period increase was primarily attributable to the low rate of attrition in the Company's existing customer base, combined with a modest increase in new customers. Due in part to changes, from time to time, in government regulations applicable to documentation required for residential mortgage lending, the vast majority of the Company's customers purchase annual software support agreements. However, because software support fees are recognized ratably over the term of the annual support agreement, whereas software license fees are recognized on product shipment, the percentage change in software support fees compared to software license fees is not directly proportional. For the balance of fiscal year 1996 and beyond, should the Company continue to experience an increase in software license fees, software support fees are likely to experience an increase as well.

Training fees, custom document fees and other miscellaneous sales decreased by 18% for the quarter ended March 31, 1996 compared to the quarter ended March 31, 1995. This period-to-period decrease was attributable primarily to a decrease in document fees. During the quarter ended December 31, 1995, the Company announced a marketing agreement with VMP Electronic Laser Forms to market their comprehensive library of mortgage lending documents to MortgageWare customers. The transition from the Company offering their own lending documents, to offering this comprehensive library, has been slower than anticipated.
  However, the Company expects revenue from this agreement to be greater in the quarter ended June 30, 1996 and going forward, than it was in the quarter ended March 31, 1996.

While lending rates have remained in a generally favorable range, as discussed above, there can be no assurance that mortgage lending rates will not increase beyond a perceived favorable range or experience a high amount of volatility. Such increases or volatility could have a material adverse effect on the Company's revenues, profitability, and financial condition. Even if lending rates remain at their current level, if a change in perception dictates rates as being too high, homeowners and potential homeowners may delay decisions that would otherwise result in mortgage lending transactions. Such delays may have an adverse effect upon the Company's customers, and upon the Company and its operations.

COST OF REVENUES

Three months ended March 31,
(In thousands)                   1996      1995     Change
- - ----------------------         --------  --------  --------
Software license fees            $390      $376        4%
Percentage of software
  license fees                     23%       48%
- - ----------------------         --------  --------  --------
Software support fees             383       431      (11%)
Percentage of software
  support fees                     27%       32%
- - ----------------------         --------  --------  --------
Other                             121       154      (21%)

Percentage of other                49%       51%
- - ----------------------         --------  --------  --------
Total cost of revenues           $894      $961       (7%)

Percentage of net revenues         27%       40%
- - ----------------------         --------  --------  --------


Cost of software license fees includes the purchase and duplication of disks, product documentation, and amortization of capitalized software development costs. As a percentage of software license fees, cost of software license fees decreased from 48% to 23% for the quarter ended March 31, 1996 compared to the quarter ended March 31, 1995. This decrease was primarily attributable to software license fees increasing more than the cost of software license fees, which include the relatively fixed component of amortization of capitalized software. The dollar amount of cost of software license fees increased 4% from $376,000 to $390,000 for the quarter ended March 31, 1996 compared to the same period in the previous year. This increase was primarily attributable to an increase in amortization of capitalized software development costs associated with the Secondary Marketing product and MortgageWare Entre (formerly Loan Officer Plus for Windows). These increases were partially offset by a decrease in amortization of capitalized software development costs associated with the MortgageWare for DOS product. Amortization of software development costs increased to $354,000 in the quarter ended March 31, 1996 compared to $348,000 for the same quarter in the previous year. The Company expects the dollar amount of its amortization of capitalized software development costs to hold steady or increase slightly for the remainder of fiscal year 1996.


Cost of software support fees includes salaries and other costs related to providing telephone support, and the purchase, duplication and shipping of disks associated with software updates. As a percentage of software support fees, cost of software support fees decreased from 32% to 27% for the quarter ended March 31, 1996 compared to the quarter ended March 31, 1994. This decrease was primarily attributable to the ongoing benefit of a reduced staffing level in conjunction with an expense reduction program implemented during the quarter ended December 31, 1995. The Company expects cost of software support fees to remain flat or increase slightly as a percentage of software support fees for the remainder of fiscal year 1996.

Cost of other revenue includes the purchase and duplication of disks associated with custom documents, the salaries and reimbursable expenses for the customer service department employees who provide training services and the net cost of the Company's annual MortgageWare software users' group meeting. As a percentage of other revenue, cost of other revenue decreased from 51% to 49% for the quarter ended March 31, 1996 compared to the same period the previous year. This decrease was primarily attributable to the ongoing benefit of a reduced staffing level in conjunction with an expense reduction program implemented during the quarter ended December 31, 1995.

OPERATING EXPENSES

Three months ended March 31,
(In thousands)                  1996      1995     Change
- - -----------------------       --------  --------  --------
Product development             $464      $230      102%

Percentage of net revenues       14%        9%
- - -----------------------       --------  --------  --------
Sales & marketing              1,099       996       10%

Percentage of net revenues       33%       41%
- - -----------------------       --------  --------  --------
General & administrative         708       850      (17%)

Percentage of net revenues       21%       35%
- - -----------------------       --------  --------  --------
Other general expense -
  nonrecurring	                    0       561     (100%)

Percentage of net revenues        0%       23%
- - -----------------------       --------  --------  --------
Total operating expenses      $2,271    $2,637      (14%)

Percentage of net revenues       68%      109%
- - -----------------------       --------  --------  --------


Product development expenses include salaries for software developers and analysts, facilities costs, and expenses associated with computer equipment used in software development. Product development expenses increased substantially by 102%, from $230,000 to $464,000, for the quarter ended March 31, 1996 compared to the quarter ended March 31,
 1995. Product development expenses as a percentage of net revenues, increased from 9% to 14% for the quarter ended March 31, 1996 compared to the same period in 1995. This increase in product development expenditures is primarily due to a combination of increased costs associated with the development of new software products, MortgageWare Entre and loan servicing, and the maturity of MortgageWare for DOS requiring a greater percentage of development expenditures for maintenance, instead of enhancement. The Company capitalized $194,000 and $457,000 of development expenditures for the quarters ended March
31, 1996 and 1995 respectively.

Sales and marketing expenses include salaries, sales commissions, as well as travel and facility costs for the Company's sales and marketing personnel. Sales and marketing expenses also include programs, such as advertising and trade shows. As a percentage of net revenues, sales and marketing expenses decreased from 41% to 33% for the quarter ended March 31, 1996 compared to the same period in the previous year. This decrease is primarily attributable to revenue increasing faster than sales and marketing expenses, which was somewhat offset by increased sales commission expense due to increased commissionable sales.


General and administrative expenses include costs related to the finance, purchasing, order fulfillment, administrative and facility costs, and the amortization of certain LoanStar System assets. As a percentage of net revenues, general and administrative expenses decreased from 35% to 21% for the quarter ended March 31, 1996 compared to the same period the previous year.  This decrease is primarily attributable to a combination of the elimination of the ongoing amortization of certain LoanStar System assets subsequent to their write-off during the quarter ended March 31, 1995, a lower bad debt provision and reduced professional services expense. The Company expects general and administrative costs to hold steady or decrease slightly for the remainder of fiscal year
 1996.

Other general expenses - nonrecurring, which occurred during the quarter ended March 31, 1995, consists of the write-off of the remaining net book value of the acquired assets of Loanstar Systems, Inc. ($331,000) and costs associated with departed executives ($230,000). There were no such expenses during the quarter, nor nine months ended March 31, 1996.

NET INTEREST AND OTHER INCOME

Three months ended March 31,
(In thousands)                   1996      1995    Increase
- - --------------------------     --------  --------  --------
Net interest and other
  income (expense)               $191      $185       3%

Percentage of net revenues         6%        8%
- - --------------------------     --------  --------  --------

Interest income was $194,000 and $189,000 for the quarters ended March
 31, 1996 and 1995 respectively. This increase in interest income was attributable to higher rates earned on the investment portfolio.
As of March 31, 1996, the Company had no interest-bearing debt outstanding, and anticipates no new debt financing in the foreseeable future. Accordingly, the Company expects net interest and other income for the foreseeable future to reflect net interest income.


INCOME TAXES

Three months ended March 31,
(In thousands)					1996      1995    Decrease
- - ----------------------------     --------  --------  --------
Income taxes                       $129     ($338)      n/m

Effective tax rate                  35%      (34%)



The provision for income taxes includes federal and state income taxes currently payable or receivable, and deferred taxes arising from temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. The Company's effective income tax rate for the quarter ended March 31, 1996 reflects a shift to profitable operations from operations at a loss for the quarter ended March 31,1995.

LIQUIDITY AND CAPITAL RESOURCES

Working capital, which consists principally of cash, cash equivalents and short-term investments was $14,075,000 as of March 31, 1996, compared to $14,374,000 at June 30, 1995. Cash and cash equivalents decreased by $4,646,000 for the nine months ended March 31, 1996. Additions to cash and cash equivalents included $2,917,000 provided by operating activities. Principal uses of cash and cash equivalents included the purchase of $4,347,000 in short-term investments and $2,596,000 of capitalized software costs.


Although the Company at March 31, 1996 has no material commitment for additional capital expenditures, it expects to spend approximately $500,000 for the fiscal year ending June 30, 1996, primarily for computer software and equipment.


Long-term cash requirements, other than normal operating expenses, are anticipated for development of new software products and enhancement of existing products, financing anticipated growth, the possible acquisition of other software products, technologies and businesses and, the possible repurchase of the Company's common stock. The Company believes that its existing cash, cash equivalents, short-term investments, and cash generated by operations will be sufficient to satisfy its currently anticipated cash requirements for the balance of fiscal 1996 and the foreseeable future.

PART II.  OTHER INFORMATION



Item 1.	LEGAL PROCEEDINGS

	None.



Item 2.  CHANGES IN SECURITIES

	None.



Item 3.	DEFAULTS UPON SENIOR SECURITIES

	None.



Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

	None.



Item 5.	OTHER INFORMATION

	None.



Item 6. 	EXHIBITS AND REPORTS ON FORM 8-K

	None.

SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                      INTERLINQ SOFTWARE CORPORATION
                      -------------------------------
                               (Registrant)





Date:  May 12, 1996           				By: /s/ Stephen A. Yount
      --------------                  ----------------------

                            							     Stephen A. Yount
                                        Vice President, Finance
                                        Chief Financial Officer

			EXHIBIT INDEX



Exhibit		                					Method of Filing
- - -------						                	----------------


27.	Financial Data Schedules		Filed herewith electronically