Form 10-Q/A
period 1996-03-31
INTERLINQ SOFTWARE CORP
filed 1996-06-06
CIK 802242

                    SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

                          -------------------

                               FORM 10-Q
(Mark One)
/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For  the quarterly period ended March 31, 1996

/ / Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the transition period from__________to__________

COMMISSION FILE NUMBER 0-21402

                      INTERLINQ SOFTWARE CORPORATION
          (Exact name of registrant as specified in its charter)


         Washington                              91-1187540
        ------------                            ------------
 (State of jurisdiction of                   (I.R.S.Employer
incorporation or organization)             Identification Number)


     11255 Kirkland Way                            98033
     ------------------                           -------
    Kirkland, Washington                         (Zip Code)
   ---------------------
(Address of principal executive
        offices)


                              206) 827-1112
                             --------------
           (Registrant's telephone number, including area code)


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

                         (DOLLARS IN THOUSANDS)

                                 ASSETS

                                              MARCH 31,       JUNE 30,
                                                1996            1995
                                            ------------    ------------
                                            (UNAUDITED)
Current assets:
    Cash and cash equivalents                  $8,257         $12,903
    Short-term investments, at cost             5,818           1,471
    Accounts receivable, net                    1,504           1,075
    Current portion of contracts receivable, net   99             151
    Income taxes refundable                       ---             987
    Inventory                                      41              33
    Prepaid expenses                              317             282
    Deferred income taxes                         190             172
                                            ------------    ------------
       Total current assets                    16,226          17,074
                                            ------------    ------------

Property and equipment, at cost                 4,928           4,620
    Less accumulated depreciation and
     amortization                               2,998           2,255
                                            ------------    ------------
        Net property and equipment              1,930           2,365
                                            ------------    ------------

Contracts receivable, excluding
  current portion                                  18              28
Capitalized software costs, net                 3,747           2,134
Other assets                                        8               8
                                            ------------    ------------
                                              $21,929         $21,609
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
                                            ============    ===========


                    INTERLINQ SOFTWARE CORPORATION
                       STATEMENTS OF OPERATIONS

            (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                              (UNAUDITED)

                              THREE MONTHS ENDED    NINE MONTHS ENDED
                                   MARCH 31,            MARCH 31,
                               1996        1995      1996        1995
                             -------     -------   -------     -------
Net revenues:
  Software license fees      $1,671        $780    $4,396      $3,058
  Software support fees       1,426       1,345     4,220       4,137
  Other                         248         303       792         915
                             -------     -------   -------     -------
    Total net revenues        3,345       2,428     9,408       8,110
                             -------     -------   -------     -------

Cost of revenues:
  Software license fees         390         376     1,142       1,052
  Software support fees         383         431     1,281       1,343
  Other                         121         154       441         485
                             -------     -------   -------     -------
    Total cost of revenues      894         961     2,864       2,880
                             -------     -------   -------     -------
    Gross profit              2,451       1,467     6,544       5,230
                             -------     -------   -------     -------

Operating expenses:
  Product development           464         230     1,544         707
  Sales and marketing         1,099         996     3,174       3,113
  General and administrative    708         850     2,327       2,641
  Other general expenses
      - nonrecurring              0         561         0         561
                             -------     -------   -------     -------
    Total operating expenses  2,271       2,637     7,045       7,022
                             -------     -------   -------     -------

    Operating income(loss)      180      (1,170)     (501)     (1,792)

Net interest and other income   191         185       600         462
                             -------     -------   -------     -------
    Income (loss) before
       income taxes             371        (985)       99      (1,330)

Income taxes                    129        (338)       37        (544)
                             -------     -------   -------     -------
Net income (loss)            $  242      ($ 647)    $  62      ($ 786)
                             =======     =======   =======     =======

Net income (loss) per common
  and common equivalent share  $.04       ($.10)     $.01       ($.12)
                             =======     =======   =======     =======

Weighted average number of
  common and common equivalent
  shares outstanding          6,123       6,197     6,155       6,296
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

NET REVENUES

Three months ended March 31,
(In thousands)               1996       1995      Change
- -----------------          --------   --------    -------
Software license fees      $1,671       $780        114%
Software support fees       1,426      1,345          6%
Other                         248        303        (18%)
- -----------------          --------   --------    -------
   Total net revenues      $3,345     $2,428         38%
                           --------   --------    -------

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

COST OF REVENUES

Three months ended March 31,
(In thousands)                   1996      1995     Change
- ----------------------         --------  --------  --------
Software license fees            $390      $376        4%
Percentage of software
  license fees                     23%       48%
- ----------------------         --------  --------  --------
Software support fees             383       431      (11%)
Percentage of software
  support fees                     27%       32%
- ----------------------         --------  --------  --------
Other                             121       154      (21%)

Percentage of other                49%       51%
- ----------------------         --------  --------  --------
Total cost of revenues           $894      $961       (7%)

Percentage of net revenues         27%       40%
- ----------------------         --------  --------  --------


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

OPERATING EXPENSES

Three months ended March 31,
(In thousands)                  1996      1995     Change
- -----------------------       --------  --------  --------
Product development             $464      $230      102%

Percentage of net revenues       14%        9%
- -----------------------       --------  --------  --------
Sales & marketing              1,099       996       10%

Percentage of net revenues       33%       41%
- -----------------------       --------  --------  --------
General & administrative         708       850      (17%)

Percentage of net revenues       21%       35%
- -----------------------       --------  --------  --------
Other general expense -
  nonrecurring                     0       561     (100%)

Percentage of net revenues        0%       23%
- -----------------------       --------  --------  --------
Total operating expenses      $2,271    $2,637      (14%)

Percentage of net revenues       68%      109%
- -----------------------       --------  --------  --------


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

NET INTEREST AND OTHER INCOME

Three months ended March 31,
(In thousands)                   1996      1995    Increase
- --------------------------     --------  --------  --------
Net interest and other
  income (expense)               $191      $185       3%

Percentage of net revenues         6%        8%
- --------------------------     --------  --------  --------

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


INCOME TAXES

Three months ended March 31,
(In thousands)                     1996      1995    Decrease
- ----------------------------     --------  --------  --------
Income taxes                       $129     ($338)      n/m

Effective tax rate                  35%      (34%)



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

LIQUIDITY AND CAPITAL RESOURCES

Working capital, which consists principally of cash, cash equivalents and short-term investments was $12,094,000 as of March 31, 1996, compared to $13,638,000 at June 30, 1995. Cash and cash equivalents decreased by $4,646,000 for the nine months ended March 31, 1996. Additions to cash and cash equivalents included $2,917,000 provided by operating activities. Principal uses of cash and cash equivalents included the purchase of $4,347,000 in short-term investments and $2,596,000 of capitalized software costs.


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





                      INTERLINQ SOFTWARE CORPORATION
                      -------------------------------
                               (Registrant)





Date:  May 12, 1996                      By: /s/ Stephen A. Yount
      --------------                        ----------------------

                                             Stephen A. Yount
                                             Vice President, Finance
                                             Chief Financial Officer

                            EXHIBIT INDEX



Exhibit                                   Method of Filing
- -------                                   ----------------


27.  Financial Data Schedules             Filed herewith electronically