Form 10-K
period 1996-06-30
INTERLINQ SOFTWARE CORP
filed 1996-09-30
CIK 802242

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)
/X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended June 30, 1996
                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 14 OR 15(d) OF THE SECURITIES ACT OF 1934 [NO FEE REQUIRED]

For transition period from _____________ to ______________

Commission file number:  0-21402

                         INTERLINQ SOFTWARE CORPORATION
             (Exact name of registrant as specified in its charter)

               Washington                             91-1187540
    (State or other jurisdiction of      (I.R.S. Employer Identification Number)
     incorporation or organization)

           11255 Kirkland Way
          Kirkland, Washington                          98033
(Address of principal executive offices)              (Zip Code)

       Registrant's telephone number, including area code: (206) 827-1112

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 par value per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---    ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on September 23, 1996 as reported on the Nasdaq National Market was approximately $22,267,000.

As of September 23, 1996, the registrant had outstanding 6,142,550 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Company's definitive proxy statement for the annual meeting of shareholders of the Company to be held on November 6, 1996, which will be filed with the Securities and Exchange Commission within 120 days after June 30, 1996 are incorporated by reference into Part III of this report.

                                     PART I


ITEM 1.       BUSINESS

    INTERLINQ Software Corporation ("INTERLINQ" or the "Company") provides residential mortgage lending and construction lending software. INTERLINQ develops, markets and supports PC-based software products, both stand-alone and networked, for mortgage brokers and bankers, banks, credit unions and savings institutions. The Company's MortgageWare product line encompasses all major components of the loan production, secondary marketing and loan servicing processes for residential mortgage loans, as well as loan servicing for construction loans. The Company's business strategy is to provide easy-to-use, Personal Computer("PC")-based software solutions marketed through a direct sales force and to maintain long-term customer relationships, which generate recurring revenues. MortgageWare products are installed and currently supported for approximately 2,000 customers in 7,000 locations.

    INTERLINQ's target market is the approximately 32,500 financial institutions in the United States. According to Company estimates based on available industry data, this market is comprised of approximately 20,000 mortgage brokers and bankers, 6,000 banks, 4,500 credit unions and 2,000 savings institutions.

    The Company expects future growth to come from the sale of technology designed to provide customers with information access and content complimenting its current products which address operational efficiency. In the near term continued penetration of the loan production market, and additional sales of products and support services to existing customers with its current products are expected to provide the majority of the Company's revenue. The Company has planned release of new products and upgrades to existing products scheduled for fiscal 1997 and 1998.

    There is no assurance that the Company will be successful in attracting new customers or that its existing customers will continue to purchase the Company's products and support services. In addition, there is no assurance that the Company's new products and services will be released in a timely fashion, that, if and when released, new products or services will be well received by its target market or that others will not successfully develop competing products and services. Each of these events could have a material adverse effect upon the Company's revenues, gross margins and cash flows.

    The Company was incorporated in Washington in 1982. Its principal executive office is located at 11255 Kirkland Way, Kirkland, Washington 98033 and its telephone number is (206) 827-1112.


INTERLINQ'S STRATEGY

    The Company's strategy is to provide easy-to-use, PC-based software solutions marketed through a direct sales force and to maintain long-term customer relationships which generate recurring revenue.

     Easy-to-Use Software

     INTERLINQ believes its customers require software solutions that are specifically designed for financial institutions and that are easy to use and support. Because the residential mortgage lending and construction lending processes are complex and many of these processes are performed by individuals with little computer experience, the Company's strategy is to provide software solutions that can be purchased, installed and used without extensive technical knowledge. In order to provide consistent, high-quality support and service, the Company does not create customized software. Product upgrades, however, often include modifications and enhancements requested by customers.

     PC Platform

     The Company believes that reductions in the cost and increases in the computing power of PCs makes its systems affordable for even small financial institutions. Its software runs on industry-standard PCs and networks, thereby providing power, flexibility, ease of use and distribution of workload at a price that generally cannot be matched by minicomputer or mainframe solutions.

     Direct Sales Force

     The Company believes that industry specific expertise is required to sell its products, and therefore, employs a direct sales force. Its sales personnel are typically skilled in both residential mortgage and construction lending, as well as PC-based software applications. The Company believes that maintaining its own sales force allows it to develop long-term customer relationships.

     Long-term Customer Relationships

     INTERLINQ builds long-term relationships with its customers by providing them with personal contact from management, proactive implementation of training and installation and continuing services such as consulting, toll-free telephone support and participation in user groups. The Company regularly uses an outside research firm to monitor customer satisfaction. The Company believes that its focus on the customer strengthens its recurring revenue opportunities and decreases the possibility of a customer switching to a competitive product.

PRODUCTS AND SERVICES

     Under its MortgageWare logo, INTERLINQ offers a complete line of software products for all facets of a residential mortgage loan, including loan origination and production, the sale of mortgage loans to the secondary market and loan servicing. Additionally, the Company offers a specialized software product for servicing a portfolio of construction loans. The Company also provides its customers with training, consultation, support, documents and other services.

     MortgageWare Product Line

     INTERLINQ's MortgageWare product line consists of 15 products including various interfaces to other systems that run under Windows and DOS operating systems and on major PC networks. MortgageWare software contains many features that contribute to its combination of ease-of-use and power. These features include extensive on-line help facilities at both the field and menu levels and an on-line reference guide. Customers may also incorporate their own policies and procedures into the on-line help system. MortgageWare software is flexible enough to allow beginners to navigate through the system, while others can bypass menus and go directly to a desired screen. The system uses "intelligent" fields which, based on previous input, are automatically completed without additional operator input. INTERLINQ's "Notepad" feature permits lender personnel to maintain a record of conversations with parties involved in the transaction. The MortgageWare product line also contains import/export capabilities that allow the system to be interfaced with other systems such as spreadsheets, databases, loan servicing systems and credit bureaus. System managers may set security levels to control access to each menu and screen in the MortgageWare system.

The following table briefly describes INTERLINQ's MortgageWare products:


     PRODUCT                    DESCRIPTION

     MORTGAGE LENDING:

     Qualifying         Allows quick assessment of a potential borrower's
                        ability to qualify for a loan

     Origination        Allows loan officers to enter applications directly into
                        a PC, either in the office or in the field

     Processing         Handles loan application data entry, document tracking
                        and database maintenance

     Closing            Produces closing documents, including
                        jurisdiction-specific promissory notes and mortgages or deeds of trust

     Settlement         Enables a lender or settlement agent to manage checking
                        accounts, print checks and export IRS reporting data

     Tracking Produces management reports designed to meet each customer's particular needs

     COMLINQ Handles inter-branch electronic communications for MortgageWare software

     MortgageBase       Enables customers to access their MortgageWare database
                        from FoxPro, convert files into an xbase format and print more sophisticated reports

     MortgageWare       Provides brokers with a scaled-down version of
                        MortgageWare for Brokers designed to meet their specific needs for product and pricing

     Interfaces         Utilizing our SmartLINQ technology, customers can
                        interface to other products and systems

     MortgageWare       Allows loan officers to prequalify applicants in the
     Entre              field through the use of a Windows-based software
                        that runs on a laptop computer

     Secondary          Allows lenders to evaluate and manage the risk of
     Marketing          selling loans on the secondary market

     Loan               Provides lenders with a complete Windows-based
     Servicing          loan servicing solution

     Servicing          A streamlined version of Loan Servicing designed for
     Gateway            lenders holding loans for sale


     CONSTRUCTION LENDING:

     BuilderBLOCK$      Provides ability to service and report essential
                        components of a construction loan.

     Qualifying. INTERLINQ's Qualifying product includes several analytical tools to assist a loan officer in qualifying a buyer. The buying power analysis helps determine the amount an applicant can afford to pay for a house based upon the lender's loan programs and information provided by the applicant. This simple one-screen analysis replaces and improves upon traditional calculator methods. The selling power analysis enables a lender to create a financial profile of potential buyers for a particular house. These profiles are useful for real estate agents and builders with open houses. Once a loan applicant has found a house, the best-fit analysis determines the loan products that are best suited to the applicant. In addition, the financing comparison analysis provides a side-by-side comparison of loan programs, allowing a loan officer to illustrate easily an applicant's options, and the what-if analysis allows a loan officer to respond to potential changes in a transaction.

     Origination. A loan officer using MortgageWare Origination can enter a loan application directly into a PC, either in the office or in the field, reducing the need for separate data entry personnel. If the loan application is taken in the field, a loan officer using COMLINQ can electronically transmit the loan application to the office for processing.

     Processing. The INTERLINQ Processing product enables loan processors to enter loan application data and print necessary documents. The system follows the Uniform Residential Loan Application, which is the nationwide standard for residential mortgage loan applications. Several product features streamline the process and give a processor quick access to needed data: document tracking keeps track of all documents for a loan, flagging missing ones as appropriate; status tracking provides a processor with the ability to create status reports for Realtors and others; and credit verification allows credit reports to be ordered electronically, thereby reducing turnaround time. The system facilitates processing large volumes of documents by allowing screens to be used repetitively for different loan applications without switching to a menu.

     Closing. MortgageWare Closing contains tools for lenders to create and maintain their own laser-printed documents and to extract data from the loan database to merge with these documents. The integration of MortgageWare products enables loan closing personnel to review and verify data that has been previously entered in the loan database. A key system feature that expedites loan closings is the ability to define and generate complete sets of documents with one command.

     Settlement. INTERLINQ's Settlement product manages fund disbursements and generates settlement documents at the close of a mortgage transaction. Its integration with other MortgageWare products speeds the settlement process by reducing redundant data entry. When settlement of a loan transaction is completed by an entity other than the lender, data can be sent electronically to a settlement agent that uses MortgageWare software.

     Tracking. MortgageWare Tracking allows lender management to produce customized reports, monitoring such areas as projected funding requirements, loan status, estimated closing dates or volumes, sources of business and sales and employee productivity. Regulatory reports can also be generated using this product.

     COMLINQ. The COMLINQ product allows electronic inter-branch communications, thereby providing an efficient means of gathering data from branches to merge into a central database. It may also be used with the Origination product to transmit loan applications originated in the field.

     MortgageBase. MortgageBase is an export which gives customers access to their entire MortgageWare database from FoxPro. MortgageBase is a tool used for more sophisticated reporting and for writing interfaces to other systems.

     MortgageWare for Brokers. Mortgage brokerages (companies specializing in the origination of mortgage loans) are the largest originator of mortgages of any single group. To meet their specific product and pricing needs, the company repackaged MortgageWare, including only the Qualifying and Processing modules with a limited database.

     Interfaces. INTERLINQ has developed interfaces to other products and systems, including Freddie Mac's Loan Prospector(SM) and Fannie Mae's Desktop Underwriter automated underwriting services. These interfaces utilize our SmartLINQ technology to transmit borrower and property information to the services. In minutes, the lender receives an underwriting decision.

    MortgageWare Entre. MortgageWare Entre gives loan officers a competitive advantage by enabling them to quickly prequalify borrowers for purchases and refinances, show side-by-side comparisons of different loan programs, take the loan application, give the borrower conditional loan approval on the spot, and produce professional-looking open-house flyers. Additionally, this Windows-based system includes a contact manager for efficient follow-up.

     Secondary Marketing. Secondary Marketing refers to managing the risk of financial loss in the origination and subsequent selling of mortgage loans. In order to maximize profit from the sale of loans in the secondary market, an organization's Secondary Marketing Department requires pipeline information to price loan products and hedge their position. INTERLINQ's Secondary Marketing product offers lenders the ability to examine in-process loans to determine how best to meet loan sale commitments the lender may have made to Fannie Mae, Freddie Mac or other secondary market investors. This product, which interfaces with other MortgageWare products, provides timely data capture from a customer's branch office to its main secondary marketing database, eliminating redundant data entry. This product has a visual spreadsheet-style user interface which enhances its ease of use.

     MultiTrac. Multi-tasking capabilities are available to the MortgageWare loan-management system through the use of MortgageWare MultiTrac. Lenders benefit from one of Windows' main advantages, while retaining the full functionality, robustness, and reliability of the tried-and-true product. This added functionality, which enhances productivity and efficiency, is available at a very low price, and requires no hardware upgrades or staff re-training.

     Loan Servicing. The MortgageWare Loan Servicing system, the only complete Windows-based loan servicing product on the market today, opens the doors to in-house servicing. It is easy-to-use, cost-effective, and gives lenders control over their own data. As an open database system, it can download information directly to Excel, Word, Crystal Reports, or another Windows product, enabling lenders to access and manipulate their servicing data in many ways.

     Servicing Gateway. A streamlined version of Loan Servicing - Servicing Gateway, is an abbreviated, low-cost product designed specifically for those lenders holding loans for sale, so they can collect payments and account for interest paid without the cost of a full servicing operation.

     BuilderBLOCK$. This construction lending product compliments the Company's existing family of products and provides (the approximately 80% of) its customers who offer construction loans an alternative to manual or spreadsheet calculations. Key features include the automation of IRS reporting for both suppliers and borrowers; the ability for lenders to easily compare the percentage of building completion against the percentage of funds disbursed to date; and the maintenance of a historical record of all transactions by supplier and contractor. The system is designed to provide quick and easy entry of inspection data; one screen captures information for all loans, and the information is then automatically transferred to each individual loan.

     Product Under Development

     MortgageWare InfoLINQ. By using an Intranet environment to deliver business information, MortgageWare InfoLINQ will be designed to provide easy access to comprehensive management analyses. Using existing Web-based browser technology, users of InfoLINQ will have one familiar interface to access information. InfoLINQ will provide up-to-the-minute information through customized desktops. By automatically gathering, filtering, analyzing, and distributing information on key indicators of a customer's business, InfoLINQ will be designed to help customers leverage information to respond quickly to the pressures of a competitive marketplace. Version 1.0, planned for release during the fourth calendar quarter of 1996, will be designed to access the data residing in MortgageWare loan production software. Subsequent versions will access data from other customer systems if desired, regardless of their hardware platform or operating system.

     Complementary Products and Services

     INTERLINQ provides training and consulting services to assist its customers in the use of MortgageWare software. These services are typically performed at the customer's location and are tailored to meet the customer's needs. Customers may also attend regional training seminars or consult one of the Company's regionally based trainers for individual assistance.

     Electronic forms and custom electronic documents necessary in the loan production process are available to INTERLINQ customers through a special marketing agreement from CBF Systems, Inc., VMP Mortgage Forms Division (VMP). Under this agreement, customers are introduced to these products by INTERLINQ's direct sales force. Responsibility for producing, maintaining compliance and shipping documents to customers is held by VMP. INTERLINQ receives a portion of the revenue collected by VMP.

     The Company also sells laser font cartridges and provides laser logo services. The Company has developed interfaces to Fannie Mae's Mornet product and Freddie Mac's Midanet product, which facilitate loan delivery once a loan is closed. In addition, the Company has developed several programs to export servicing data to loan servicing systems for its customers.

     Customer Service and Support

     INTERLINQ believes that excellent customer service is key to its success and future growth. For many customers, the MortgageWare product line becomes critical to their daily operations. Accordingly, customers rely on the Company for continued support and enhancement of its products. Customers who buy licenses to use MortgageWare products under the Company's purchase option typically purchase an annual support contract. The support fee for customers who choose INTERLINQ's Partnership Plan or rental option (discussed below) is included in their monthly charge.

     Regular feedback on the quality of the Company's customer service is an integral part of its customer service strategy. The Company employs an independent research firm that calls each customer at least annually to determine customer satisfaction. The reports are produced monthly and are used by the Company to monitor its procedures to enhance customer satisfaction. In addition, certain customers belong to special interest groups that serve as a resource for product ideas. Currently, there are groups for regulatory compliance, loan processing, secondary marketing, closing/settlement, portable origination, software interfaces, government lending, communications, documents and forms, brokered lending, user interface and training, underwriting, and loan servicing.

     The Company has a Major Account Services group to serve the needs of its largest customers. As of June 30, 1996, 35 of its customers were included in the program. The Major Account Services staff acts as liaison for each major account customer, following up on issues and setting priorities for system enhancements. With this program, the Company believes that it can better address the needs of its largest customers and improve overall service for all its customers.

PRODUCT DEVELOPMENT

     The MortgageWare product line continues to evolve, with input from many sources, including customers who submit software enhancement request forms suggesting corrections or enhancements. The Company also maintains a database of all product support calls, which provides feedback to its Product Development Department.

     The Company has organized its Product Development Department into teams working on products or closely related groups of products. These teams include personnel with experience in product analysis, software engineering, research and technology, quality assurance, and product marketing. Their objective is to ensure that all products meet INTERLINQ's standards. Employees in these teams are selected for their skills in mortgage lending, software development and marketing.

     INTERLINQ examines new technologies and platforms on an ongoing basis to determine their potential benefits to customers. The Company currently develops products using the DOS, Windows NT and Windows 95 operating systems, ODBC compliant database options (SQL Server(TM) and MS Access(TM)) and Visual C++ programming tools on a PC network. Currently, the MortgageWare loan management system and Secondary Marketing product run under the DOS operating system and on major PC networks. The Company's other products, MortgageWare Entre, Loan Servicing, Servicing Gateway and BuilderBLOCK$ all run under the Windows operating system. The Company's software is generally written in the C language for speed, reliability and ease of maintenance. The Company writes screens, reports and documents in a simple object oriented language to reduce development time.

SALES AND MARKETING

     Sales

     The Company employs a direct sales force for all of its markets because it believes that considerable expertise is required to sell its products and that strong customer relationships are key to its success. The Company's direct sales force consists of national sales managers and sales executives. These personnel are supported by sales administration and inside sales representatives. As of June 30, 1996, the Company employed 18 sales executives located throughout the country who are each responsible for an assigned geographic territory. Sales executives are expected to maintain relationships with existing customers and are responsible for the generation of new business. Sales administration representatives handle contracts and other administrative details, and inside sales representatives qualify sales leads, setting appointments for account and sales executives, and managing much of the sales follow-up.

     Sales leads are generated through various sources, including magazine advertising, trade shows, purchased lists, direct mail, telemarketing, customer referral and membership in various trade organizations. The Company tracks lead sources to determine the best usage of its promotional budget.

     The Company offers an unconditional, 60-day, money-back guarantee on all of its products. To date, it has not experienced significant returns under this guarantee.

     Effective October 1, 1995 the Company amended an existing co-marketing agreement with CMCI Corporation ("CMCI"). The agreement provides for discounted software sold to credit unions through CMCI and a referral fee paid to CMCI for software sold to credit unions directly by the Company and adds conditions allowing for the transfer of CMCI customers to INTERLINQ. The transfer is to take place by September 30, 1998 at which time the agreement is to expire. The

Company believes that CMCI's familiarity with credit unions provides the Company with a strategic advantage in that market. Revenues under the CMCI arrangement accounted for less than 2% of the Company's net revenues in fiscal year 1996.

     Licensing Options

     To attract and retain a wide diversity of customers in the residential mortgage lending industry, the Company has developed three licensing options for its products:

     Purchase Option. Under this option, the Company's customers may purchase a standard non-exclusive software license to use its products. The Company offers financing for the purchase option and, for an additional annual fee, provides product support services. The vast majority of the Company's customers select the purchase option and the additional support services.

     Partnership Plan Option. Under the Partnership Plan option, customers pay an initial commitment fee, plus a monthly fee based upon the number of loan applications entered into the system. The Partnership Plan option includes MortgageWare software and software support and is targeted to customers who are unwilling or unable to make the capital commitment associated with the purchase option.

     Rental Option. Because customers may not wish to commit to the purchase option or the Partnership Plan option, the Company created a limited-capacity version of MortgageWare software for brokers that is available on a monthly rental plan. In addition, the Secondary Marketing product is also available on a monthly rental plan.

CUSTOMERS

     The Company's customer base is geographically diverse and covers a broad range of sizes and types of financial institutions. MortgageWare products are installed and currently supported for approximately 2,000 customers in 7,000 locations in all 50 states plus Puerto Rico, Guam, and the U.S. Virgin Islands. This customer base is currently comprised of approximately 820 mortgage brokers and bankers, 640 banks, 440 credit unions and 100 savings institutions. In fiscal year 1996, no single customer accounted for more than 3% of the Company's net revenues.

COMPETITION

     The market for the Company's software products is highly competitive. The Company competes with software vendors offering integrated financial services packages, software consultants and value-added resellers who deliver custom or customized software products, in-house management information services and programming resources of some of the Company's larger existing and potential customers, as well as software vendors offering specialized products for the mortgage lending industry. The Company believes the main competitive factors include price, operating platform and customer support. Some competitive products cost significantly less than MortgageWare software, and price-sensitive buyers tend to choose these products. Many competitors market competing products on mainframe, mini-computer and PC platforms with a wide array of pricing and have significantly greater financial, technical, marketing and sales resources than the Company; some offer financial services products not offered by the Company. The Company believes it is the leading provider of PC-based software for residential mortgage lending solutions.

In addition to the Company's current competitors, there are many companies involved in providing software and related services to segments of the financial services industry other than residential mortgage lending. Because of similarities both in the customer base and the types of products and services provided by these other companies compared to those of the Company, these companies are potential competitors of the Company. There is no assurance that the

Company would be successful in competing against these potential competitors, should any of them decide to enter the Company's market.

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

     INTERLINQ regards its software as proprietary and essential to its business. The Company relies primarily on a combination of copyright, trademark and trade secret laws, employee and third-party nondisclosure agreements, license agreements and other intellectual property protection methods to protect its proprietary technology. The Company has no patents.

MORTGAGE LENDING REGULATIONS

     The residential mortgage lending industry is subject to a variety of government regulations, including the Equal Credit Opportunity Act, the Truth-in-Lending Act, the Real Estate Settlement Procedures Act and the Home Mortgage Disclosure Act, which prohibit discrimination and require the disclosure of certain basic information to borrowers concerning credit terms and settlement costs. Additionally, there are various federal, state and local laws and regulations that govern mortgage lending activities, including consumer protection and usury statutes. Entities engaged in making and selling mortgage loans are often subject to the rules and regulations of one or more of the investors, guarantors and insurers of residential mortgage loans, including the Federal Housing Authority, the Veteran's Administration, Fannie Mae, Freddie Mac and the Government National Mortgage Association. These agencies regulate the origination, processing, underwriting, selling, securitizing and servicing of mortgage loans, prohibit discrimination, establish underwriting guidelines provide for inspections and appraisals, require credit reports on prospective borrowers and fix maximum loan amounts and interest rates.

     Failure to comply with these laws and regulations could lead to a lender's loss of approved status, termination of its servicing contracts without compensation, demands for indemnification or loan repurchase, class action lawsuits and administrative enforcement actions. Should loan production processes or documentation arising from use of the Company's products result in a customer's violation of such requirements, such customer, or the government authority whose requirements were not met, might claim that the Company is responsible, which could have an adverse effect upon the Company and its reputation in the mortgage lending industry. Certain of the Company's forms are based on information supplied by a third-party vendor pursuant to a licensing agreement expiring in 1996. Under the terms of this agreement, such vendor is obligated to provide only limited indemnification for errors or omissions. Beginning October 2, 1995 the Company entered into an agency and compliance delegate agreement with CBF Systems, Inc, VMP Mortgage Forms Division (VMP). Under the terms of this agreement VMP assumes compliance responsibility for all documents sold by and through the Company.

MANUFACTURING

     The principal materials used in the Company's products include computer diskettes and documentation. The manufacturing process includes the development and testing of software by the Company, plus the production of a master copy for duplication. The Company contracts with an outside source for all disk duplication for major product releases and updates. Accompanying documentation, which is minimal since most documentation is on-line, is created by the Company and sent to an outside source to be reproduced. The Company generally ships products within a few business days after receipt of an order. Normally the Company has little or no backlog, but may experience occasional backlogs. At June 30, 1996, the Company's backlog was not material.

CERTAIN FACTORS

     The Company is unable to accurately estimate unit sales of its products and the volume of annual support contracts that its customers will purchase due to the nature of the software markets generally and, in particular, the residential mortgage lending market. In early 1994, the residential mortgage lending market experienced a reduction in mortgage refinance volumes due to a sharp rise in interest rates. The Company experienced a significant decrease in net revenues, operating income and net income during the fourth quarter of fiscal 1994 which continued through much of fiscal year 1995. During fiscal 1996 as a result of the moderate increase in mortgage lending and refinance volumes, the Company has seen increases in revenues, operating income and net income.

EMPLOYEES

     As of August 31, 1996, the Company employed 123 people, including 36 in sales and marketing, 34 in product development, 32 in customer service and 21 in operations. None of the Company's employees is represented by a labor union, and the Company believes that its relationship with its employees is good.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company, as of September 27, 1996, are as follows:

     Name                     Age      Position
     ----                     ---      --------

   Jiri M. Nechleba           38     President and Chief Executive Officer
   Stephen A. Yount           39     Vice President-Finance, Chief Financial
                                      Officer and Secretary
   Patricia R. Graham         43     Vice President-Sales and Marketing
   David A. Sperline          47     Vice President-Customer Service


   JIRI M. NECHLEBA has been President and Chief Executive Officer since September 11, 1995. From 1993 through August, 1995, he served as Senior Vice President and General Manager of SolutionWare, a subsidiary of A.C. Nielsen, a division of Dun & Bradstreet, and a provider of information systems to the consumer packaged goods industry. From 1983 to 1993, Mr. Nechleba was an independent management consultant to a variety of industries. Mr. Nechleba holds two Bachelor of Science degrees from the Massachusetts Institute of Technology.

   STEPHEN A. YOUNT has been Vice President-Finance, Chief Financial Officer and Secretary of the Company since October 1991. During 1991, Mr. Yount held a temporary position with PF Industries & Acrotech, Inc., an aerospace company, where he served as Chief Financial Officer. From 1989 to 1991, Mr. Yount was the President and Chief Financial Officer of PacSoft Incorporated, a civil engineering software firm. Mr. Yount earned a CPA certificate in 1982 and holds a BA in Business Administration from the University of Washington. Upon the resignation of the Company's President and Chief Executive Officer, Robert M. Delf in January, 1995, Mr. Yount was appointed Interim President by the Board of Directors. He continued in this capacity until the hiring of Jiri Nechleba as President and Chief Executive Officer on September 11, 1995.

   PATRICIA R. GRAHAM has been Vice President-Sales and Marketing of the Company since March 25, 1996. From 1990 to 1995, she served in various capacities and most recently was executive vice president of A.C. Nielsen Co., a subsidiary of Dun & Bradstreet. Ms. Graham holds a Masters degree in political science from Rutgers University.

     DAVID A. SPERLINE has been Vice President-Customer Service of the Company since January 1992. Mr. Sperline worked briefly as an independent consultant before joining the Company. From March 1988 to 1991, Mr. Sperline was Director of Product Quality Assurance at Aldus Corporation, a desk-top publishing software company. Prior to that, he was Director of Software Development for Pacer Corporation, a producer of computer hardware and software for movie theaters. Mr. Sperline holds a BA in Business Administration from the University of Washington.

ITEM 2. PROPERTIES

     The Company is currently leasing and occupying approximately 46,000 square feet of office space in Kirkland, Washington. Certain account executives and trainers located across the country also lease individual office space for their use. The Company believes that its current facilities will be adequate for its needs through the end of fiscal year 1997 and that additional office space is readily available.

ITEM 3. LEGAL PROCEEDINGS

     The Company is not party to any litigation that would have a material adverse effect on the Company or its business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 1996.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Common Stock has traded on the Nasdaq National Market under the symbol INLQ since April 27, 1993. The Company has 2,776 shareholders as of September 23, 1996, based on computations including participants in security position listings, as defined by Rule 17Ab-8 of the Exchange Act. The following table sets forth the high and low bid prices as reported on NASDAQ National Market for the periods indicated. The bid prices represent inter-dealer quotations, without adjustment for retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

                                                      HIGH          LOW
                                                  ---------------------------
Fiscal year ended June 30, 1997
     First quarter (through September 23, 1996)       $4.50         $3.38

Fiscal year ended June 30, 1996
     Fourth quarter                                   $5.50         $3.19
     Third quarter                                     3.75          2.88
     Second quarter                                    3.50          3.00
     First quarter                                     4.13          3.25



Fiscal year ended June 30, 1995
     Fourth quarter                                   $4.00         $3.00
     Third quarter                                     4.13          3.00
     Second quarter                                    5.50          3.50
     First quarter                                     5.50          4.13





The Company has never paid dividends on its Common Stock. The Company intends to retain future earnings for use in its business and therefore does not anticipate paying dividends in the foreseeable future. There is no assurance that the Company will ever pay dividends on its Common Stock.

ITEM 6.           SELECTED FINANCIAL DATA

Year Ended June 30,                                           1996          1995         1994          1993         1992
- ---------------------------------------------------------------------------------------------------------------------------
(In thousands except per share data)
STATEMENTS OF OPERATIONS DATA:
     Net revenues:
         Software license fees                             $  6,232      $  4,314      $ 11,438      $ 10,122      $ 6,563
         Software support fees                                5,773         5,483         4,707         2,824        1,719
         Other                                                1,088         1,196         2,344         2,086          991
                                                          ----------------------------------------------------------------
              Total net revenues                             13,093        10,993        18,489        15,032        9,273
                                                          ----------------------------------------------------------------
     Cost of revenues:
         Software license fees                                1,653         1,424         1,244         1,188          903
         Software support fees                                1,678         1,788         2,062         1,791        1,024
         Other                                                  589           642         1,014           943          485
                                                          ----------------------------------------------------------------
              Total cost of revenues                          3,920         3,854         4,320         3,922        2,412
                                                          ----------------------------------------------------------------
              Gross profit                                    9,173         7,139        14,169        11,110        6,861
                                                          ----------------------------------------------------------------
     Operating expenses:
         Product development                                  2,060         1,123           891           670          488
         Sales and marketing                                  4,230         4,244         5,801         4,366        2,808
         General and administrative                           3,010         3,404         3,278         2,147        1,337
         Other general expenses - nonrecurring                   --           952            --            --           --
                                                          ----------------------------------------------------------------
              Total operating expenses                        9,300         9,723         9,970         7,183        4,633
                                                          ----------------------------------------------------------------
              Operating income (loss)                          (127)       (2,584)        4,199         3,927        2,228
     Net interest and other income (expense)                    811           676           322           (98)         (35)
                                                          ----------------------------------------------------------------
         Income (loss) before income taxes,
              extraordinary item and cumulative
              effect of change in accounting principle          684        (1,908)        4,521         3,829        2,193
     Income taxes                                               251          (780)        1,532         1,368          785
                                                          ----------------------------------------------------------------
         Income (loss) before extraordinary
              item and cumulative effect of
              change in accounting principle                    433        (1,128)        2,989         2,461        1,408
     Extraordinary item - tax benefit of net
         operating loss carryforwards                            --            --            --           138          688
     Cumulative effect of change
         in accounting principle                                 --            --          (109)           --           --
                                                          ----------------------------------------------------------------
              Net income (loss)                            $    433      ($ 1,128)     $  2,880      $  2,599      $ 2,096
                                                          ================================================================
PER SHARE DATA:
     Income (loss) before extraordinary
         item and cumulative effect of
         change in accounting principle                    $    .07      ($   .19)     $    .46      $    .47      $   .27
     Net income (loss)                                     $    .07      ($   .19)     $    .45      $    .50      $   .41
     Weighted average number of common and
         common equivalent shares outstanding                 6,171         5,831         6,471         5,241        5,177
BALANCE SHEET DATA:
     Cash, cash equivalents and investments                $ 14,218      $ 14,373      $ 14,585      $ 14,434      $ 1,829
     Working capital                                         12,823        13,638        13,753        13,233          725
     Total assets                                            22,321        21,609        23,838        20,306        5,655
     Total shareholders' equity                              17,771        17,338        18,703        16,121        2,902

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Mortgage interest rates available during fiscal year 1996 reflected a lending environment that experienced a high degree of volatility. During the first two quarters of the fiscal year, lending rates experienced a significant decline and then, during the third quarter, rates increased substantially (approximately one percentage point) and remained at about that level through the end of the fiscal year. However, even after this recent increase in lending rates, the overall lending conditions are considered favorable compared to most historical measures. With this overall favorable lending environment, the Company believes that mortgage lending activity has increased, driven by an increase in financing of home sales and refinancing of existing mortgages. If lending conditions and activity continue to be favorable, the Company believes mortgage lenders will be more inclined to improve their loan management systems and capacity through the purchase of the Company's products and services.

NET REVENUES
                                    Increase              Increase
(In thousands)              1996   (Decrease)     1995   (Decrease)     1994
- -----------------------------------------------------------------------------
Software license fees     $ 6,232      44%      $ 4,314     (62%)     $11,438
Software support fees       5,773       5%        5,483      16%        4,707
Other                       1,088      (9)%       1,196     (49)%       2,344
                        -----------------------------------------------------
Total net revenues        $13,093      19%      $10,993     (41)%     $18,489
                        =====================================================

     Net revenues consist of software license fees, software support fees, and other revenues, which include training fees, custom document fees, and other miscellaneous sales, net of discounts and sales returns.

     Software license fees increased by 44% for fiscal year 1996 compared to fiscal year 1995, and decreased by 62% for fiscal year 1995 compared to fiscal year 1994. The increase in software license fees in fiscal year 1996 compared to fiscal year 1995 was primarily due to a combination of the overall favorable lending conditions discussed above, which increased software license fees for existing products, and software license fees for three new products -- MortgageWare Entre (formerly MortgageWare Loan Officer Plus for Windows) and interfaces to Freddie Mac's and Fannie Mae's automated underwriting systems. The decrease in software license fees in fiscal year 1995 compared to fiscal year 1994 was primarily due to a sudden substantial increase, beginning in early 1994, in mortgage lending rates in the United States. This increase in mortgage lending rates found many of the Company's customers and prospects overstaffed as mortgage refinance volumes declined rapidly. With this rapid decline in mortgage refinance activity, sales to existing customers declined significantly as loan production decreased for these customers and they no longer needed increased loan production capacity. Additionally, sales to new customers declined substantially, as prospects began focusing on staff reductions rather than improving their operations with new mortgage loan management systems.

     Software support fees increased by 5% for fiscal year 1996 compared to fiscal year 1995, and by 16% for fiscal year 1995 compared to fiscal year 1994. These year-to-year increases slowed due to the decrease in software license fees in fiscal year 1995 compared to fiscal year 1994. Due in part to changes, from time to time, in government regulations applicable to documentation required for residential mortgage lending, the vast majority of the Company's customers purchase annual software support agreements. However, because software support fees are recognized ratably over the term of the annual support agreement, whereas software license fees are recognized on product shipment, the percentage increase in software support fees compared to software license fees is not directly proportional. Due to a lower number of new customer additions during fiscal years 1996 and 1995 compared to fiscal year 1994, and, to a lesser extent, a slightly higher attrition rate in the installed customer base during fiscal year 1995, software support fees experienced a lower growth rate in both fiscal year 1996 and 1995 compared to fiscal year 1994. However, because of the increase in software license fees experienced during fiscal year 1996, the Company believes software support fees are likely to increase at a higher rate in fiscal year 1997 than in fiscal year 1996.

     Other revenues -- training fees, custom document fees, and other miscellaneous sales -- decreased by 9% for fiscal year 1996 compared to fiscal year 1995, and decreased by 49% for fiscal year 1995 compared to fiscal year 1994. The decrease in other revenue in fiscal year 1996 compared to fiscal year 1995 was primarily due to a decrease in document fees. During the quarter ended December 31, 1995, the Company announced a marketing agreement with VMP Electronic Laser Forms to market their comprehensive library of mortgage lending documents to MortgageWare customers. The transition from the Company offering its own lending documents to offering this comprehensive library has been slower than anticipated. However, revenue from this agreement increased from the third quarter to the fourth quarter of fiscal year 1996 and the Company expects document revenue to continue to increase during fiscal year 1997. The decrease in other revenue in fiscal year 1995 compared to fiscal year 1994 was primarily due to the decrease in software license fees, since other revenue is generally associated with license fees. In addition to the expected increase in revenue from documents discussed above, the Company expects its training fees to increase during fiscal year 1997 compared to fiscal year 1996, due to an increase, beginning in the first quarter of fiscal year 1997, in the daily fee charged for on-site training.

     Looking forward, the Company anticipates an increasing contribution to software license fees, and related increases to software support fees and other revenue, from its new products MortgageWare Loan Servicing, BuilderBlock$, and MortgageWare InfoLINQ, expected to be released during the first half of fiscal year 1997. As discussed above, the Company believes the overall lending environment to be favorable as of the end of fiscal year 1996 despite experiencing a high degree of volatility. Nonetheless, there can be no assurance that mortgage lending rates will not increase or continue to experience a high amount of volatility. Such increases or continued volatility could have a material adverse effect on the Company's revenues, profitability, and financial condition. Even if lending rates stabilize, if such rates are perceived as being too high, homeowners and potential homeowners may delay decisions that would otherwise result in mortgage lending transactions. Such delays may have an adverse effect upon the Company's customers, and upon the Company and its operations.

COST OF REVENUES
                                                  Increase               Increase
(In thousands)                           1996    (Decrease)     1995    (Decrease)   1994
- --------------------------------------------------------------------------------------------
Software license fees                   $1,653       16%      $1,424       14%      $1,244
Percentage of software license fees         27%      --           33%      --           11%
                                      ------------------------------------------------------
Software support fees                    1,678       (6)%      1,788      (13)%      2,062
Percentage of software support fees         29%      --           33%      --           44%
                                      ------------------------------------------------------
Other                                      589       (8)%        642      (37)%      1,014
Percentage of other revenues                54%      --          54%       --           43%
                                      ------------------------------------------------------
Total cost of revenues                  $3,920        2%      $3,854      (11)%     $4,320
Percentage of net revenues                  30%      --           35%      --           23%
                                      ======================================================

     Cost of software license fees includes the purchase and duplication of disks, product documentation, and amortization of capitalized software development costs. As a percentage of software license fees, cost of software license fees decreased from 33% to 27% for fiscal year 1996 compared to fiscal year 1995, and increased from 11% to 33% for fiscal year 1995 compared to fiscal year 1994. The decrease for fiscal year 1996 compared to fiscal year 1995 was primarily due to software license fees increasing more than the cost of software license fees. The dollar amount of cost of software license fees increased 16% to $1.65 million for fiscal year 1996, compared to $1.42 million for fiscal year 1995. This increase was primarily due to an increase in amortization of capitalized software development costs resulting from the release of Secondary Marketing and MortgageWare Entre (formerly MortgageWare Loan Officer Plus for Windows). This increase was partially offset by a decrease in amortization of capitalized software development costs associated with MortgageWare for DOS. The increase for fiscal year 1995 compared to fiscal year 1994 was primarily due to an increase in amortization of capitalized software development costs against a significant decrease in software license fees. Amortization of capitalized software development costs was $1,430,000, $1,250,000, and $874,000 for fiscal years 1996, 1995, and 1994, respectively. The Company expects the dollar amount of its amortization of capitalized software development costs to hold steady or decrease slightly for fiscal year 1997 compared to fiscal year 1996.

     Cost of software support fees includes salaries and other costs related to providing telephone support, and the purchase, duplication, and shipping of disks associated with software updates. As a percentage of software support fees, cost of software support fees decreased from 33% to 29% for fiscal year 1996 compared to fiscal year 1995, and decreased from 44% to 33% for fiscal year 1995 compared to fiscal year 1994. These year-to-year decreases were primarily due to a combination of a more efficient ratio of customer service support staff to customers and the implementation during fiscal year 1994 of the use of disk file compression for disk duplication associated with software updates. Looking forward, because the level of staffing and customer service expenses are related to the size of the Company's customer base and the number of different products offered, the Company expects the dollar cost of software support fees to increase in accordance with its customer base and expanded product offering, and to remain flat or increase slightly as a percentage of software support fees.

     Cost of other revenue includes the purchase and duplication of disks associated with custom documents, the salaries and reimbursable expenses for the employees who provide training services, and the net cost of the Company's annual MortgageWare software users' group meeting. As a percentage of other revenue, cost of other revenue was unchanged at 54% for fiscal year 1996 compared to fiscal year 1995, and increased from 43% to 54% for fiscal year 1995 compared to fiscal year 1994. Although unchanged as a percentage of other revenue for the fiscal year 1996 on the whole, the cost of other revenue decreased as a percentage for the second half of fiscal year 1996. This decrease was primarily attributable to the ongoing benefit of a reduced staffing level in conjunction with an expense reduction program implemented during the quarter ended December 31, 1995. The increase for fiscal year 1995 compared to fiscal year 1994 was primarily due to the relatively fixed nature of the salaries for the employees who provide training against a lower overall level of other revenue.

OPERATING EXPENSES
                                                         Increase                  Increase
(In thousands)                               1996       (Decrease)      1995      (Decrease)      1994
- --------------------------------------------------------------------------------------------------------
Product development                         $2,060           83%      $1,123           26%      $  891
Percentage of net revenues                      16%          --           10%          --            5%
                                          --------------------------------------------------------------
Sales and marketing                          4,230            0%       4,244          (27)%      5,801
Percentage of net revenues                      32%          --           39%          --           31%
                                          --------------------------------------------------------------
General and administrative                   3,010          (12)%      3,404            4%       3,278
Percentage of net revenues                      23%          --           31%          --           18%
                                          --------------------------------------------------------------
Other general expenses - nonrecurring           --           --          952           --           --
Percentage of net revenues                      --           --            9%          --           --
                                          --------------------------------------------------------------

     Product development expenses include salaries for software developers and analysts, facility costs, and expenses associated with computer equipment used in software development. As a percentage of net revenues, product development expenses increased from 10% to 16% for fiscal year 1996 compared to fiscal year 1995, and increased from 5% to 10% for fiscal year 1995 compared to fiscal year 1994. The increase for fiscal year 1996 compared to fiscal year 1995 is primarily due to a combination of increased costs associated with the development of new software products, MortgageWare Entre, MortgageWare Loan Servicing, and MortgageWare for Windows, and the maturity of MortgageWare for DOS requiring a greater percentage of development expenditures for maintenance, instead of enhancement. The increase for fiscal year 1995 compared to fiscal year 1994 is primarily attributable to the continued development effort associated with Loan Servicing, and the increased efforts, during the second half of fiscal year 1995, in the development of MortgageWare for Windows. The Company capitalized $752,000, $1,793,000, and $1,442,000 of development expenditures for fiscal years 1996, 1995, and 1994, respectively. The Company is developing and plans release of three new products, MortgageWare Loan Servicing, MortgageWare InfoLINQ (intranet technology solution), and BuilderBlock$ during the first half of fiscal year 1997 and accordingly, anticipates an increase in both capitalized development expenditures and product development expense for fiscal year 1997.

     Sales and marketing expenses include salaries, sales commissions, travel, and facility costs for the Company's sales and marketing personnel. Sales and marketing expenses also includes advertising, telemarketing, and trade shows. As a percentage of net revenues, sales and marketing expenses decreased from 39% to 32% for fiscal year 1996 compared to fiscal year 1995. The decrease for fiscal year 1996 compared to fiscal year 1995 was primarily due to the benefit of expense and staff reduction measures during the quarters ended September 30, 1995 and December 31, 1995, and to revenue increasing faster than sales and marketing expenses, which was somewhat offset by increased sales commission expense. The increase for fiscal year 1995 compared to fiscal year 1994 is primarily due to significantly lower revenues against relatively fixed sales and marketing expenses. However, on a dollar basis, sales and marketing expenses decreased 27% from fiscal year 1994 to fiscal year 1995. This decrease was primarily due to a substantial reduction in sales commissions.

     General and administrative expenses include costs associated with finance, accounting, purchasing, order fulfillment, administration and facilities, as well as the amortization of certain LoanStar Systems assets, subsequent to their acquisition during the quarter ended March 31, 1994 and discontinuing with the write-off of their remaining net book value during the quarter ended March 31, 1995, as discussed below. As a percentage of net revenues, general and administrative expenses decreased from 31% to 23% for fiscal 1996 compared to fiscal year 1995, and increased from 18% to 31% for fiscal year 1995 compared to fiscal year 1994. The decrease for fiscal year 1996 compared to fiscal year 1995 is primarily due to a combination of the elimination of the ongoing amortization of certain LoanStar Systems assets subsequent to their write-off during the quarter ended March 31, 1995, a lower bad debt provision and reduced professional services expense. The increase for fiscal year 1995 compared to fiscal year 1994 is primarily attributable to a combination of a larger corporate facility expense and the amortization of certain LoanStar Systems assets which were partially offset by a reduction in payroll and bad debt expense. The Company expects general and administrative expenses on a dollar basis to increase somewhat for fiscal year 1997 compared to fiscal year 1996, but decrease as a percentage of net revenues.

     Other general expenses - nonrecurring, consists of the write-off of capitalized software costs associated with purchased software code intended for use in the development of one of the Company's new products ($391,000) during the quarter ended June 30, 1995, the write-off of the remaining net book value of the acquired assets of LoanStar Systems, Inc. ($331,000) and costs associated with departed executives ($230,000) during the quarter ended March 31, 1995. During the fourth quarter of fiscal year 1995, the Company determined that purchased software intended to be an integral part of the development of one of its new products no longer had value for that purpose, and that there was not a future alternative use. Accordingly, this asset was written off in the fourth quarter of fiscal year 1995. In March 1994, the Company acquired substantially all of the assets of LoanStar Systems including a customer base of approximately 1,000 customers. With this acquisition, the Company intended to convert as many LoanStar customers as possible to its MortgageWare system over the next 12 to 15 months. LoanStar's product was designed for the lower end of the market -- the small mortgage broker. Unfortunately, this segment of the market was significantly affected by the sudden substantial increase in interest rates that occurred during the second half of fiscal year 1994. As a result, conversions were below management's expectations and, at March 31, 1995, the Company determined this asset no longer had value. Additionally, during the quarter ended March 31, 1995, the Company's President and CEO, and Vice President of Product Development both resigned from their positions with the Company. With their departure, the Company incurred one-time costs of $230,000.

NET INTEREST AND OTHER INCOME (EXPENSE)
                                                        Increase              Increase
(In thousands)                               1996      (Decrease)   1995     (Decrease)     1994
- ----------------------------------------------------------------------------------------------------
Net interest and other income (expense)       $811        20%       $676        110%       $322
Percentage of net revenues                       6%       --           6%        --           2%
                                           ---------------------------------------------------------

     Interest income was $801,000, $728,000, and $447,000 for the fiscal years ended June 30, 1996, 1995, and 1994, respectively. The increase for fiscal year 1996 was primarily due to earning a higher average interest rate on the investment portfolio. The increase for fiscal year 1995 was primarily attributable to a shift during the second quarter, to taxable investments from tax-free investments.

     During the third quarter of fiscal 1994, the Company moved into its current premises, which it leases under a noncancelable operating lease expiring in November 1998. The lease for the Company's previous premises remains in effect until its expiration in October 1998. The Company negotiated a sublease to another tenant for the remaining lease term. Included in net interest and other income (expense) for the fiscal year 1994 is approximately $100,000 of nonrecurring expenses associated with this move. See Note 5 of Notes to financial Statements.

     As of June 30, 1996, the Company had no interest-bearing debt outstanding, and anticipates no new debt financing in the foreseeable future. Accordingly, the Company expects net interest and other income (expense) for the foreseeable future to reflect net interest income.

INCOME TAXES AND EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

                                                          Increase                   Increase
(In thousands)                                  1996     (Decrease)      1995       (Decrease)      1994
- ----------------------------------------------------------------------------------------------------------
Income taxes                                    $250          n/m       $(779)          n/m       $ 1,532
Effective income tax rate                         37%         --          (41)%         --             34%
                                               ----------------------------------------------------------
Cumulative effect of change in accounting
     principle                                    --          --           --           --        $  (109)
                                               ------------------------------------------------------------


     The provision for income taxes includes federal and state income taxes currently payable, and deferred taxes arising from temporary differences in determining income for financial statement and tax purposes. The effective income tax rate for fiscal year 1995 reflects a higher benefit due to the tax-free interest component combined with a net loss. On July 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS 109"). The effect of this adoption of SFAS 109 was recorded as a $109,000 charge and reported as a cumulative effect of a change in accounting principle in the income statement for the fiscal year 1994. See Note 1(k) of Notes to Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital, which consists principally of cash, cash equivalents, and short-term investments, was $12,823,000 as of June 30, 1996, compared to $13,638,000 at June 30, 1995. Cash and cash equivalents decreased by $6,392,000 for fiscal year 1996. There was $3,415,000 added to cash and cash equivalents by operating activities. Principal uses of cash and cash equivalents included the net purchase of $6,236,000 of investment securities, the purchase of $2,000,000 of LOP source code, the purchase of $690,000 of furniture and equipment, the repurchase of $313,000 of Company common stock, and $790,000 of capitalized software costs.

     The Company's capital expenditures for fiscal years 1996 and 1995 were $690,000 and $338,000, respectively. Although the Company currently has no material commitment for additional capital expenditures, it expects to spend approximately $600,000 during the fiscal year ending 1997, primarily for computer software and hardware, furniture, and fixtures. The Company expects these additional capital expenditures to be funded through cash from operations.

     Long-term cash requirements, other than normal operating expenses, are anticipated for development of new software products and enhancement of existing products; financing anticipated growth; and the possible acquisition of other software products, technologies and businesses and, the possible repurchase of the Company's common stock. The Company believes that its existing cash, cash equivalents, short-term investments, and cash generated by operations will be sufficient to satisfy its currently anticipated cash requirements for fiscal year 1997.


FORWARD-LOOKING STATEMENTS

     When used in this discussion, the words "believes," "anticipates," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                         Page #
                                                                                     ----------------
Independent Auditors' Report                                                               21
Balance Sheets as of June 30, 1996 and 1995                                                22
Statements of Operations for the years ended June 30, 1996, 1995 and 1994                  23
Statements of Shareholders' Equity for the years ended June 30, 1996,1995 and 1994         24
Statements of Cash Flows for the years ended June 30, 1996, 1995 and 1994                  25
Notes to Financial Statements                                                           26 - 32
Schedule II - Valuation and Qualifying Accounts                                            35

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
INTERLINQ Software Corporation:

We have audited the accompanying financial statements of INTERLINQ Software Corporation as listed in the accompanying index. In connection with our audits of the financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those stan dards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of INTERLINQ Software Corporation as of June 30, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 1 to the financial statements, the Company changed its method of accounting for income taxes in 1994 to adopt the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.

/s/ KPMG Peat Marwick LLP

Seattle, Washington
August 6, 1996

                         INTERLINQ SOFTWARE CORPORATION
                                 BALANCE SHEETS

As of June 30,                                                                        1996               1995
- ---------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
     Cash and cash equivalents                                                    $ 6,511,041       $12,902,547
     Investments available-for-sale, at fair value                                  3,909,917               --
     Investments held-to-maturity, at amortized cost                                3,796,929         1,470,782
     Accounts receivable, less allowance for doubtful accounts of
         $157,630 in 1996 and $118,766 in 1995                                      1,847,836         1,074,667
     Current portion of contracts receivable, less allowance for
         doubtful contracts of $29,377 in 1996 and $33,521 in 1995 (Note 2)           123,671           151,475
     Income taxes refundable                                                               --           987,429
     Inventory                                                                         72,644            33,032
     Prepaid expenses                                                                 331,026           282,130
     Deferred income taxes                                                            172,041           171,739
                                                                                  -----------------------------
         Total current assets                                                      16,765,105        17,073,801
                                                                                  -----------------------------
Property and equipment, at cost (Notes 3 and 5)                                     5,289,836         4,620,025
     Less accumulated depreciation and amortization                                 3,253,190         2,254,822
                                                                                  -----------------------------
         Net property and equipment                                                 2,036,646         2,365,203
                                                                                  -----------------------------
Contracts receivable, excluding current portion (Note 2)                               18,521            28,134
Capitalized software costs, less accumulated amortization of
     $1,509,305 in 1996 and $1,186,760 in 1995 (Note 10)                            3,493,563         2,133,882
Other assets                                                                            7,500             7,500
                                                                                  -----------------------------
                                                                                  $22,321,335       $21,608,520
                                                                                  =============================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                             $   158,226       $   123,255
     Accrued compensation and benefits                                                402,701           390,466
     Other accrued liabilities (Note 5)                                               380,435           279,491
     Customer deposits                                                                363,703           107,090
     Deferred software support fees                                                 2,637,500         2,535,441
                                                                                  -----------------------------
         Total current liabilities                                                  3,942,565         3,435,743
                                                                                  -----------------------------
Noncurrent liabilities, excluding current installments:
     Deferred rent and other lease obligations (Note 5)                               383,750           445,793
     Deferred software support fees                                                    10,233            18,892
     Deferred income taxes                                                            213,548           369,973
                                                                                  -----------------------------
         Total noncurrent liabilities                                                 607,531           834,658
                                                                                  -----------------------------
Shareholders' equity (Note 7):
     Series A convertible preferred stock, $.01 par value
         Authorized 5,000,000 shares; no shares issued and outstanding in
         1996 and 1995                                                                     --                --
     Common stock, $.01 par value. Authorized 30,000,000 shares;
         issued and outstanding 6,038,550 shares in 1996 and 5,968,000
         shares in 1995                                                                60,386            59,680
     Additional paid-in capital                                                    13,167,629        13,167,991
     Retained earnings                                                              4,543,224         4,110,448
                                                                                  -----------------------------
         Total shareholders' equity                                                17,771,239        17,338,119
                                                                                  -----------------------------
Commitments (Notes 5 and 7)
                                                                                  -----------------------------
                                                                                  $22,321,335       $21,608,520
                                                                                  =============================

See accompanying notes to financial statements

                         INTERLINQ SOFTWARE CORPORATION
                            STATEMENTS OF OPERATIONS

Years Ended June 30,                                                    1996                 1995                 1994
- ------------------------------------------------------------------------------------------------------------------------
Net revenues:
     Software license fees                                         $  6,232,011        $  4,314,189        $ 11,437,999
     Software support fees                                            5,772,791           5,482,938           4,707,329
     Other                                                            1,087,613           1,196,321           2,343,343
                                                         --------------------------------------------------------------
         Total net revenues                                          13,092,415          10,993,448          18,488,671
                                                         --------------------------------------------------------------
Cost of revenues:
     Software license fees                                            1,652,627           1,423,772           1,244,111
     Software support fees                                            1,678,255           1,788,177           2,061,819
     Other                                                              588,987             641,700           1,013,686
                                                         --------------------------------------------------------------
         Total cost of revenues                                       3,919,869           3,853,649           4,319,616
                                                         --------------------------------------------------------------
         Gross profit                                                 9,172,546           7,139,799          14,169,055
                                                         --------------------------------------------------------------
Operating expenses:
     Product development                                              2,060,427           1,123,093             890,586
     Sales and marketing                                              4,229,994           4,244,444           5,801,111
     General and administrative                                       3,010,223           3,403,827           3,278,006
     Other general expenses - nonrecurring (Note 4)                          --             952,043                  --
                                                         --------------------------------------------------------------
         Total operating expenses                                     9,300,644           9,723,407           9,969,703
                                                         --------------------------------------------------------------
         Operating income (loss)                                       (128,098)         (2,583,608)          4,199,352
Net interest and other income (Notes 5 and 8)                           811,272             675,786             322,340
                                                         --------------------------------------------------------------
     Income (loss) before income tax expense (benefit) and
         cumulative effect of change in accounting principle            683,174          (1,907,822)          4,521,692
Income tax expense (benefit) (Note 6)                                   250,398            (779,326)          1,532,376
                                                         --------------------------------------------------------------
     Income (loss) before cumulative effect of change in
         accounting principle                                           432,776          (1,128,496)          2,989,316
Cumulative effect at July 1, 1993 of a change in accounting
     for income taxes /Note 1(i)/                                            --                  --            (109,104)
                                                         --------------------------------------------------------------
     Net income (loss)                                             $    432,776        $ (1,128,496)       $  2,880,212
                                                         ==============================================================


Income (loss) per share before cumulative effect of change
      in accounting principle                                      $        .07        $       (.19)       $        .46
Net income (loss) per share                                        $        .07        $       (.19)       $        .45
Weighted average number of common and common
     equivalent shares outstanding                                    6,171,210           5,830,842           6,470,951

See accompanying notes to financial statements.

                         INTERLINQ SOFTWARE CORPORATION
                       STATEMENTS OF SHAREHOLDERS' EQUITY

                                              Series A                     Additional                            Total
                                              Preferred    Common           Paid-in          Retained         Shareholders'
Years Ended June 30, 1994 to 1996               Stock      Stock            Capital          Earnings            Equity
- ---------------------------------------------------------------------------------------------------------------------------
Balances at June 30, 1993                       $ --     $ 55,016        $ 13,707,431        $2,358,732       $ 16,121,179
Issuance of 349,152 shares of
   common stock (Note 7)                          --        3,491              38,777                --             42,268
Tax benefit realized upon exercise of
   stock options                                  --           --              81,730                --             81,730
Initial public offering costs                     --           --             (32,183)               --            (32,183)
Repurchase of 57,000 shares of
   common stock                                   --         (570)           (389,430)               --           (390,000)
Net income for the year ended June
   30, 1994                                       --           --                  --         2,880,212          2,880,212
                                       -----------------------------------------------------------------------------------
Balances at June 30, 1994                         --       57,937          13,406,325         5,238,944         18,703,206
Issuance of 313,790 shares of
   common stock (Note 7)                          --        3,138              41,042                --             44,180
Tax benefit realized upon exercise of
   stock options                                  --           --             366,604                --            366,604
Repurchase of 139,500 shares of
   common stock                                   --       (1,395)           (645,980)               --           (647,375)
Net loss for the year ended June 30,
  1995                                            --           --                  --        (1,128,496)        (1,128,496)
                                       -----------------------------------------------------------------------------------
Balances at June 30, 1995                         --       59,680          13,167,991         4,110,448         17,338,119
Issuance of 170,550 shares of
   common stock (Note 7)                          --        1,706             214,487                --            216,193
Tax benefit realized upon exercise of
   stock options                                  --           --              96,651                --             96,651
Repurchase of 100,000 shares of
   common stock                                   --       (1,000)           (311,500)               --           (312,500)
Net income for the year ended June
   30, 1996                                       --           --                  --           432,776            432,776
                                       -----------------------------------------------------------------------------------
Balances at June 30, 1996                       $ --     $ 60,386        $ 13,167,629        $4,543,224       $ 17,771,239
                                       ===================================================================================


See accompanying notes to financial statements.

                         INTERLINQ SOFTWARE CORPORATION
                            STATEMENT OF CASH FLOWS

Years Ended June 30,                                                            1996                1995               1994
- ------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                         $    432,776        $ (1,128,496)       $  2,880,212
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Depreciation and amortization of property and equipment                   1,014,452           1,180,679             868,607
   Amortization of capitalized software costs                                1,430,111           1,249,849             874,159
   Write-off of purchased software                                                  --             391,518                  --
   Amortization of software license fee rights                                      --                  --               7,512
   Amortization of other assets                                                     --             221,073              97,620
   Write-off of LoanStar acquisition costs                                          --             330,817                  --
   Loss (gain) on disposition of equipment                                      (1,473)              4,041             115,436
   Deferred income tax expense (benefit)                                      (156,727)             31,388             206,846
   Tax benefit realized upon exercise of stock options                          96,651             366,604              81,730
   Cumulative effect of change in accounting principle                              --                  --             109,104
   Change in operating assets and liabilities:
      Accounts receivable                                                     (773,169)            825,042            (112,137)
      Contracts receivable                                                      37,417             316,379             300,298
      Income taxes refundable                                                  987,429            (603,346)           (384,083)
      Inventory and prepaid expenses                                           (88,508)             79,859            (221,964)
      Other assets                                                                  --              35,241             (35,241)
      Accounts payable                                                          34,971            (230,958)           (149,275)
      Accrued profit sharing                                                        --                  --            (219,610)
      Accrued compensation and benefits, other accrued liabilities
        and deferred rent and other lease obligations                           51,136              45,445             232,863
      Customer deposits                                                        256,613            (167,983)           (160,761)
      Income taxes payable                                                          --                  --            (195,347)
      Deferred software support fees                                            93,400            (430,452)            991,245
                                                                     ---------------------------------------------------------
         Net cash provided by operating activities                           3,415,079           2,516,700           5,287,214
                                                                     ---------------------------------------------------------
     CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                                      (689,857)           (338,381)         (2,949,649)
     Capitalized software costs                                               (789,792)         (1,793,182)         (1,442,089)
     Purchase of LOP source code                                            (2,000,000)                 --                  --
     Purchases of investments                                              (18,734,310)         (4,496,002)        (10,046,799)
     Proceeds from sales and maturities of investments                      12,498,246          10,671,287           3,900,732
     Proceeds from sale of equipment                                             5,435               6,865             284,804
     Purchase of certain LoanStar Systems assets                                    --                  --            (649,510)
                                                                     ---------------------------------------------------------
         Net cash provided by (used in) investing activities                (9,710,278)          4,050,587         (10,902,511)
                                                                     ---------------------------------------------------------
     CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock                                    216,193              44,180              42,268
     Repurchase of common stock                                               (312,500)           (647,375)           (390,000)
     Payments of initial public offering costs                                      --                  --             (32,183)
                                                                     ---------------------------------------------------------
         Net cash used in financing activities                                 (96,307)           (603,195)           (379,915)
                                                                     ---------------------------------------------------------
         Net increase (decrease) in cash & cash equivalents                 (6,391,506)          5,964,092          (5,995,212)
                                                                     ---------------------------------------------------------
     Cash and cash equivalents at beginning of year                         12,902,547           6,938,455          12,933,667
                                                                     ---------------------------------------------------------
     Cash and cash equivalents at end of year                             $  6,511,041        $ 12,902,547        $  6,938,455
                                                                     =========================================================
Supplemental disclosure of cash flow information - net cash paid
   (received) during the year for income taxes                            $   (691,880)       $   (623,362)       $  1,823,230

See accompanying notes to financial statements.

                         INTERLINQ SOFTWARE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. DESCRIPTION OF BUSINESS

INTERLINQ Software Corporation ("The Company") develops, markets and supports personal computer ("PC")-based software products, both stand-alone and networked, for mortgage brokers and bankers, banks, credit unions, and savings institutions located primarily throughout the United States. Credit is extended to such customers in the Company's normal course of business. The Company's product line encompasses all major components of the mortgage loan production process, secondary marketing activities, mortgage loan servicing, and construction loan servicing. The Company's business strategy is to provide easy-to-use, PC-based software solutions marketed through a direct sales force and to maintain long-term customer relationships which generate recurring revenues.

b. CASH EQUIVALENTS

All highly liquid investments purchased with a maturity of three months or less are considered to be cash equivalents.

c. INVESTMENTS

Investments at June 30, 1996 and 1995 consist principally of investment-grade, interest-bearing securities.

     The Company classifies investment securities as either available-for-sale or held-to-maturity, depending upon their intentions at the time the securities are acquired. Investments available-for- sale are carried at fair value, with any unrealized holding gains and losses reported as a separate component of shareholders' equity. Investments held-to-maturity are carried at amortized cost.

     At June 30, 1996 and 1995, the fair value of all securities approximated amortized cost and there were no material unrealized holding gains or losses.

     Investments held-to-maturity have contractual maturities of less than one year. Investments available-for-sale have contractual maturities ranging from three years to 33 years, and carry adjustable rates of interest with periodic reset dates.

d. INVENTORY

Inventory is stated at the lower of cost (first-in, first-out) or replacement market.

e. PROPERTY AND EQUIPMENT

Depreciation and amortization of property and equipment are provided on the straight-line method over the estimated useful lives of the assets or respective lease terms if shorter.

f. PRODUCT DEVELOPMENT AND CAPITALIZED SOFTWARE COSTS

Software development costs incurred in conjunction with product development are charged to product development expense in the period the cost is incurred until technological feasibility is established. Thereafter, all software product development costs are capitalized and reported at the lower of unamortized cost or net realizable value. Software costs incurred in conjunction with acquisition of technologically feasible products developed externally are capitalized and reported at the lower of unamortized cost or net realizable value.

     Amortization of capitalized software costs begins when the related software is available for general release to customers and is provided for each software product based on the greater of (i) the ratio of current gross revenues to total current and anticipated future gross revenues for the related software or (ii) the straight-line method over two to five years, based on the remaining economic life of the software.

     The estimates of anticipated future gross revenues and remaining economic life of the company's products are subject to risks inherent in the software industry, such as changes in technology and customer perceptions. Management regularly reviews these estimates and makes adjustments as appropriate.

g. REVENUE RECOGNITION

Net revenues consist of software license fees, software support fees and other revenues.

     Software license fees are earned under three different types of licensing agreements. Under the purchase option, a one-time license fee is recognized when the goods are shipped because no significant obligations remain on the part of the Company and collection of any resulting receivables is deemed probable. Under the Partnership Plan option, revenues are recognized each month based on the monthly volume of loan transactions processed by the customer using the Company's software. Under the software rental option, revenues are recognized each month based on the monthly license fee.

     Software support fees relate only to licensing agreements under the purchase option and are charged separately, on an annual or quarterly basis, and are recognized over the life of the related service contracts. Deferred software support fees represent fees charged to customers but not yet recognized as income.

     Other revenues include training fees and custom document fees. Training fees are recognized when the related training is completed. Custom document fees are recognized when the goods are shipped.

h. COST OF REVENUES

Cost of software license fees includes costs related to sales of licenses such as disks and supplies, amortization of capitalized software costs, depreciation of hardware under the Partnership Plan, and other direct costs. Cost of software support fees includes salaries and other costs related to providing telephone support and the costs of disks and supplies related to product enhancements provided under support contracts. Cost of other revenues includes direct costs related to training, custom document fees and other revenue.

i. INCOME TAXES

Effective July 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS 109"). SFAS 109 supersedes Accounting Principles Board Opinion No. 11, Accounting for Income Taxes ("APB 11").

     The adoption of SFAS 109 changed the Company's method of accounting for income taxes from the deferred method (APB 11) to an asset and liability method. Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The cumulative effect of that change in the method of accounting for income taxes of $109,104 is reported in the 1994 statement of operations.

j. EARNINGS PER SHARE

Earnings per share amounts are based on the weighted average number of common shares outstanding assuming exercise of all common stock options using the "treasury stock" method. For the year ended June 30, 1995, earnings per share amounts are based on weighted average shares outstanding only since using the treasury stock method would be antidilutive in periods where the Company has a net loss.

k. USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

l. CONCENTRATION OF MARKET RISK

The Company markets its products primarily to businesses involved in the residential loan production process. Changes in mortgage lending rates and other economic factors could affect the economic stability of these businesses and their ability, as a group, to purchase the Company's products. As a result, the Company's success in marketing its products may fluctuate in accordance with these economic factors.

m. NEW ACCOUNTING STANDARD

In October 1995, the Financial Accounting Standards Board issued Statement No. 123, Accounting for Stock-Based Compensation. This statement established financial accounting and reporting standards for stock-based employee compensation plans. It allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, or the fair value based method of accounting defined under this new standard. Entities electing to remain with the accounting in Opinion No. 25 must make pro forma disclosures of net income and earnings per share, as if the fair value method had been applied. The Company must adopt this new standard for the fiscal year ending June 30, 1997. The Company will continue to account for stock-based employee compensation plans using the intrinsic value based method of accounting and, therefore, believes adoption of Statement No. 123 will not impact the Company's financial position and results of operations.

NOTE 2            CONTRACTS RECEIVABLE

Contracts receivable represent agreements with customers for the purchase of software licenses. These contracts bear interest at rates that generally range from 15% to 21% per annum and have terms of either 15 months or 27 months. Interest income from these contracts is reported as other revenue. When the customer fully pays amounts under the contract, the customer retains a perpetual license for use of the Company's software. An allowance for estimated uncollectible amounts is provided at the inception of each contract and evaluated on an ongoing basis.

NOTE 3            PROPERTY AND EQUIPMENT

Major classes of property and equipment as of June 30 are as follows:

                                      1996                      1995
                                ----------------------------------------
Leasehold improvements            $1,501,349                $1,501,349
Furniture and fixtures             1,016,490                 1,006,501
Computer equipment                 2,399,733                 1,742,522
Office equipment                     372,264                   369,653
                                ----------------------------------------
                                  $5,289,836                $4,620,025
                                ========================================

NOTE 4            OTHER GENERAL EXPENSES - NONRECURRING

Other general expenses - nonrecurring represents three separate charges recorded in 1995 consisting of the write-off of unamortized intangible assets acquired in 1994, the write-off of certain capitalized software costs, and costs associated with the 1995 departure of two executives as more fully described below.

     In March 1994, the Company signed an agreement to acquire certain assets of LoanStar Systems ("LoanStar"), a provider of loan processing software located in California. The purchase agreement included a noncompete agreement, the source code of LoanStar's software and a list of active LoanStar customers. The cost of the assets acquired was $649,510. Amortization of the cost of these assets amounted to $221,073 and $97,620 for the years ended June 30, 1995 and 1994, respectively, and is included in general and administrative expense. Additionally, the Company agreed that it would pay LoanStar 10% of all software license fees received from LoanStar customers who converted to the Company's software during the 15-month period following the date of the purchase agreement. In return, LoanStar continued to provide technical support for its customers until conversion.

     During the year ended June 30, 1995, the level of conversions to the Company's software were significantly below management's expectations. As a result, the Company determined that the LoanStar assets had no continuing value and wrote off the remaining net book value of $330,817 at March 31, 1995.

     Other general expenses - nonrecurring also includes $391,518 representing primarily the cost of purchased software acquired in a prior year. The software was previously intended for use in one of the Company's products. In connection with management's ongoing review of its development plans and consideration of alternative future uses of the acquired software, the Company determined that this software was of no further value in the ongoing development of the Company's product and charged off such capitalized costs during the fourth quarter of 1995.

     During the third quarter of 1995, the Company incurred $229,708 of costs in connection with the departure of its President and Chief Executive Officer and its Vice President of Product Development.

NOTE 5            COMMITMENTS

a. LEASES

In March 1994, the Company moved into its current premises, which it leases under a noncancelable operating lease expiring in November 1998. The total of the scheduled lease payments is being charged to expense on the straight-line method over the life of the lease. The lease for the Company's previous premises, into which the Company moved in October 1992, remains in effect until its expiration in October 1998. The Company negotiated a sublease to another tenant for the remaining lease term beginning in March 1994. Included in deferred rent payable and other lease obligations is $322,978 and $342,123 which represents the Company's remaining obligation under this lease, net of amounts to be received under the sublease at June 30, 1996 and 1995, respectively. Accrued liabilities at June 30, 1996 and 1995 include $67,842 and $42,898, respectively, representing the current portion of deferred rent payable.

Future minimum lease payment under noncancelable operating leases are as follows:

                              Minimum Lease                      Net Minimum Lease
                                Payments      Sublease Receipts      Payments
                            --------------------------------------------------
Year ending:
June 30, 1997                $   870,801        $  (393,801)       $  477,000
June 30, 1998                    874,974           (248,598)          626,376
June 30, 1999                    327,020             (5,257)          321,763
                            --------------------------------------------------
                             $ 2,072,795        $  (647,656)       $1,425,139
                            ==================================================

Total rent expense amounted to $381,447, $382,505, and $481,759 for the years ended June 30, 1996, 1995, and 1994, respectively.

b. 401(K) PLAN

The Company sponsors a 401(k) plan that covers substantially all employees. At its own discretion, the Company may make contributions to the plan based on a percentage of participants' contributions. No contributions were made for the years ended June 30, 1996, 1995, and 1994. The Company has no other postemployment or postretirement benefit plans.

NOTE 6             INCOME TAXES

Components of income taxes are summarized as follows:

                                               1996             1995               1994
                                            ----------------------------------------------
Current:
Federal                                     $ 291,906        $(1,173,047)       $1,106,087
State                                          18,568             (4,271)          137,713
                                            ----------------------------------------------
      Total current                           310,474         (1,177,318)        1,243,800
                                            ----------------------------------------------
Deferred:
Federal                                      (151,137)            31,741           196,850
State                                          (5,590)              (353)            9,996
                                            ----------------------------------------------
      Total deferred                         (156,727)            31,388           206,846
                                            ----------------------------------------------
Charge in lieu of taxes from employee
      stock options                           (96,651)           366,604            81,730
                                            ----------------------------------------------
                                            $ 250,398        $  (779,326)       $1,532,376
                                            ==============================================


Income tax expense differs from "expected" income tax expense (benefit) (computed by applying the U.S. federal income tax rate of 34%) as follows:

                                            1996               1995              1994
                                         ------------------------------------------------
Computed "expected" tax expense
     (benefit)                           $ 232,279        $  (648,659)       $ 1,537,375
Tax exempt interest                           (574)          (129,196)          (121,914)
State income taxes, net of federal
     benefit                                 8,565             (3,052)            97,488
Other                                       10,128              1,581             19,427
                                         -----------------------------------------------
                                         $ 250,398        $  (779,326)       $ 1,532,376
                                         ===============================================

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are as follows:

                                                             1996             1995
                                                          ----------------------------
Deferred tax assets:
     Allowances for doubtful accounts and contracts
         receivable                                       $  65,776        $  53,592
     Deferred software support fees                          36,662           45,807
     Deferred rent                                          131,580          107,623
     Accrued expenses                                        69,603           72,356
     Property and equipment                                 299,324          221,923
     Capitalized software                                    93,491               --
Total deferred tax assets                                   696,436          501,301
Deferred tax liabilities:
     Capitalized software                                  (737,943)        (699,535)
                                                          --------------------------
Net deferred tax liability                                $ (41,507)       $(198,234)
                                                          ==========================

NOTE 7        SHAREHOLDERS' EQUITY

a. PREFERRED STOCK

Preferred stock authorized consists of 5,000,000 shares of Series A preferred stock. The Series A preferred stock is convertible at any time into two times the number of shares of common stock and has the same voting rights as its common stock equivalent. However, Series A preferred stock has preferential treatment with respect to any payment of dividends and any distributions of assets upon liquidation.

b. STOCK OPTION PLANS

The Company has three stock option plans: the 1985 Restated Stock Option Plan ("1985 Plan"), the 1993 Stock Option Plan ("1993 Plan") and the 1993 Stock Option Plan for Nonemployee Directors ("Directors Plan").

     The 1985 and 1993 Plans provide for both incentive stock options and other stock options that may be issued to attract and retain the services of employees and others. The incentive stock options vest over a four-year period and may be exercised during continued employment or within one month of terminating employment for the 1985 Plan and within three months for the 1993 Plan. All options expire ten years from the date of grant. During the year ended June 30, 1993, the 1985 Plan was suspended in regard to future grants. All future stock options will be granted pursuant to the 1993 Plan. The Company has authorized 900,000 shares of common stock to be reserved for grants pursuant to the 1993 Plan.

     The Directors Plan provides for stock options that may be issued to attract and retain services of the members of the Board of Directors who are not otherwise employees of the Company. The stock options vest six months from the date of grant and may be exercised during the director's term or within three months of the date the option holder ceases to be a director. All options expire five years from the date of grant. The Company currently has authorized 75,000 shares of common stock to be reserved for grants pursuant to the Directors Plan. The Company is in the process of amending the Directors Plan to authorize an additional 140,000 shares of common stock. The amendment is subject to regulatory and shareholder approvals.

A summary of stock options under the stock option plans follows:

                                                                                Outstanding Options
                                                        ---------------------------------------------------------------
                                                                    Number of Shares
                                          Options       -----------------------------------------
                                         Available                                      Directors        Price per
                                         for Grant       1985 Plan      1993 Plan         Plan              Share
                                         -----------------------------------------------------------------------------
Balances at June 30, 1993                 355,683        1,084,910          7,317         12,000       $ .10 - 8.00
Options granted                           (65,941)              --         59,941          6,000        7.00 - 8.375
Options exercised                              --         (349,152)            --             --         .10 - 3.125
Options canceled                           18,650          (74,550)       (12,650)        (6,000)        .10 - 8.375
                                         -----------------------------------------------------------------------------
Balances at June 30, 1994                 308,392          661,208         54,608         12,000         .10   - 8.375
Options granted                          (276,900)              --        214,900         62,000        3.3125 - 5.00
Options exercised                              --         (313,790)            --             --         .10   - 3.125
Options canceled                          104,547          (17,150)      (104,547)            --         .15   - 8.375
                                         -----------------------------------------------------------------------------
Balances at June 30, 1995                 136,039          330,268        164,961         74,000         .10   - 8.375
Increase in shares reserved under
     1993 Plan                            600,000               --             --             --                    --
Options granted                          (472,275)              --        417,275         55,000        3.125  - 3.875
Options exercised                              --         (164,050)        (6,500)            --         .10   - 4.375
Options canceled                          118,774           (3,800)       (68,774)       (50,000)       2.50   - 8.375
                                         -----------------------------------------------------------------------------
Balances at June 30, 1996                 382,538          162,418        506,962         79,000       $ .10   - 8.375
                                         =============================================================================

At June 30, 1996, options to purchase a total of 230,641 shares were exercisable at an average exercise price of $2.30 per share.

NOTE 8   NET INTEREST AND OTHER INCOME (EXPENSE)

Net interest and other income (expense) consists of:

                                    1996             1995              1994
                                  -------------------------------------------
Interest income                   $801,434         $728,457         $ 446,881
Interest expense                   (27,579)         (26,566)           (8,095)
Other, net (Note 5)                 37,417          (26,105)         (116,446)
                                  -------------------------------------------
                                  $811,272         $675,786         $ 322,340
                                  ===========================================

NOTE 9   FINANCIAL INSTRUMENTS

The Company's financial instruments consist primarily of investments, accounts receivable, contracts receivable, accounts payable, and accrued liabilities. The financial instruments have a short term until maturity or settlement in cash and, therefore, the carrying value approximates fair value.

NOTE 10  ACQUISITION OF PRODUCT SOURCE CODE

On April 4, 1995, the Company entered into a marketing agreement with Tuttle & Co. ("Tuttle"), a California limited partnership, to market and support its software product, Loan Officer Plus (LOP) for Windows. LOP is designed for use on laptop computers and enables loan officers to prequalify applications and originate loans in the field. The agreement provided that the Company pay Tuttle a license fee for each unit of LOP that it sold and certain amounts received by the Company for product support. In return, Tuttle provided all regulatory and regular enhancements of LOP to the Company.

     Pursuant to their right to terminate the marketing agreement for convenience, Tuttle delivered to the Company a notice of termination dated September 1, 1995. On October 31, 1995, the effective date of termination, the Company received a nonexclusive, perpetual license for the LOP source code in exchange for $2 million. With this license, the Company received the right to continue to market, develop and support the LOP source code, with no further compensation to Tuttle. The Company currently markets this source code under the name MortgageWare Entre.

NOTE 11  QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table summarizes the unaudited statements of operations for each quarter of fiscal 1996 and 1995 (in thousands, except per-share amounts):

                                   First      Second       Third      Fourth
                                  ------------------------------------------
1996
Net revenues                      $2,954      $3,109      $3,345      $3,684
Gross profit                       1,980       2,113       2,450       2,629
Operating income (loss)            (369)       (311)         180         372
Net earnings (loss)                (104)        (76)         242         371
Earnings (loss) per share         $(.02)      $(.01)        $.04        $.06

1995
Net revenues                      $2,968      $2,714      $2,428      $2,883
Gross profit                       1,977       1,786       1,467       1,909
Operating loss                     (284)       (338)     (1,170)       (792)
Net loss                            (70)        (69)       (647)       (342)
Loss per share                    $(.01)      $(.01)      $(.10)      $(.06)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Incorporated by reference to the information under the captions "Election of Directors," "Nominees for Election as Class I Directors, Terms Expiring in 1998," "Continuing Class II Directors, Terms Expiring in 1997," "Directors' Fees," and "Filing of Forms Pursuant to Section 16 of the Securities Exchange Act of 1934" in the Company's Proxy Statement relating to its 1996 Annual Meeting of Shareholders (the "Proxy Statement"). Certain information regarding the executive officers of the Company is set forth in Part I.

ITEM 11.        EXECUTIVE COMPENSATION

     Incorporated by reference to the information under the captions "Directors Fees," "Compensation of Officers," and "Employment Contracts, Termination of Employment and Change of Control Arrangements" in the Proxy Statement.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                MANAGEMENT

     Incorporated by reference to the information under the caption "Voting Securities and Principal Holders Thereof" in the Proxy Statement.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

       (a)    THE FOLLOWING DOCUMENTS ARE FILED AS A PART OF THIS REPORT:

       1.     FINANCIAL STATEMENTS

              The Financial Statements, Notes thereto, and independent Auditor's Report are included in Part II, Item 8 of this Report.

       2.     FINANCIAL STATEMENT SCHEDULES

              The following documents are filed as part of this report and should be read in conjunction with the Financial Statements of INTERLINQ Software Corporation.

              Schedule II - Valuation and Qualifying Accounts for the years ended June 30, 1996, 1995, and 1994

Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Financial Statements or Notes thereto.

       3.     EXHIBITS.

       The Exhibits listed on the accompanying Index to Exhibits immediately following the financial statement schedules are filed as part of, or incorporated by reference into, this report.

Exhibit
Number                              Description
- -------                             -----------

 3.1(1)        Restated Articles of Incorporation of INTERLINQ Software
               Corporation

 3.2(1)        Restated Bylaws of INTERLINQ Software Corporation

10.1(1)(2)     1985 Restated Stock Option Plan

10.2(1)(2)     1993 Stock Option Plan

10.3(1)(2)     Stock Option Plan for Non-Employee Directors, as amended

10.4(1) Amended and Restated Registration Rights Agreement between INTERLINQ Software Corporation and the partners listed on Schedule A thereto dated as of March 12, 1993

10.6(1) Office Lease between Yarrow Bay Office III Limited Partnership and INTERLINQ Software Corporation dated as of July 31, 1992

10.7(1) Forms Remarketing Agreement between INTERLINQ Software Corporation and Great Lakes Business Forms, Inc. dated as of April 10, 1989

10.8(1)        Form of Indemnification Agreement for Directors and Officers

10.10(3) Co-Marketing Agreement between INTERLINQ Software Corporation and CMCI Corporation dated as of July 1, 1993

10.12(4) Office sublease between Halliburton Company and INTERLINQ Software Corporation dated January 21, 1994

10.15(2) Letter dated August 25, 1995 regarding Jiri Nechleba Compensatory Arrangement

10.16(5) Appointment of Licensing Agent and Compliance Delegate Agreement between VMP's Electronic Laser Forms, Inc. A division of CBF Systems, Inc. And INTERLINQ Software Corporation dated October 2, 1995

10.17(5) Amendment of Co-marketing Agreement between INTERLINQ Software Corporation and CMCI Corporation dated October 1, 1995

23.1           Consent of KPMG Peat Marwick LLP

27.1           Financial data schedule

(1) Incorporated by reference to the Company's Registration Statement on Form S-1 as amended (Registration No. 33-59502) filed with the Securities and Exchange Commission on March 15, 1993, as same exhibit number.

(2)      Management contract or compensatory plan or arrangement.

(3) Incorporated by reference to the Company's Annual Report on Form 10K for the fiscal year ended June 30, 1993, as same exhibit number. Confidential treatment has been requested as to portions of this document.

(4) Incorporated by reference to the Company's Annual Report on Form 10K for the fiscal year ended June 30, 1994, as same exhibit number.

(5) Incorporated by reference to the Company's Quarterly Report on Form 10Q for the quarterly period ended September 30, 1995, as same exhibit number. Confidential treatment has been requested as to portions of this document.

(b)    REPORTS ON FORM 8-K DURING THE FOURTH QUARTER ENDED JUNE 30, 1996

              None

                                                                     Schedule II

                         INTERLINQ SOFTWARE CORPORATION

                        VALUATION AND QUALIFYING ACCOUNTS

                    Years ended June 30, 1996, 1995 and 1994


                                                     Additions
                                               ------------------------
                                Balance at     Charged to    Charged to
                               beginning of     costs and      other                         Balance at
      Description                  year         expenses      accounts        Deductions     end of year
- --------------------------------------------------------------------------------------------------------
Allowances for doubtful
     accounts:

Year ended June 30, 1996:
     Accounts receivable        $ 118,766       $ 331,224        --           $(292,360)       $ 157,630
     Contracts receivable          33,521              --        --              (4,144)          29,377
                                ------------------------------------------------------------------------
                                  152,287         331,224        --            (296,504)         187,007
                                ========================================================================
Year ended June 30, 1995:
     Accounts receivable          160,336         626,467        --            (668,037)         118,766
     Contracts receivable         243,005          78,151        --            (287,635)          33,521
                                ------------------------------------------------------------------------
                                  403,341         704,618        --            (955,672)         152,287
                                ========================================================================
Year ended June 30, 1995:
     Accounts receivable          128,592         488,581        --            (456,837)         160,336
     Contracts receivable          92,725         240,373        --             (90,093)         243,005
                                ------------------------------------------------------------------------
                                  221,317         728,954        --            (546,930)         403,341
                                ========================================================================

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 , the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on the 27th day of September, 1996.

                         INTERLINQ SOFTWARE CORPORATION

                                       By: /s/ JIRI M. NECHLEBA
                                           -----------------------
                                           Jiri Nechleba
                                           President and Chief Executive Officer



           Signature                                  Title
           ---------                                  -----

    /s/  JIRI M. NECHLEBA                Chairman of the Board, President and
- --------------------------------         Chief Executive Officer
 Jiri M. Nechleba                        (Principal Executive Officer)


    /s/   STEPHEN A. YOUNT               Vice President-Finance,
- --------------------------------         Chief Financial Officer and Secretary
 Stephen A. Yount                        (Principal Accounting Officer)


    /s/     ROBERT W. O'REAR             Director
- --------------------------------
 Robert W. O'Rear

    /s/     THEODORE M. WIGHT            Director
- --------------------------------
 Theodore M. Wight

    /s/      ROBERT J. GALLAGHER         Director
- --------------------------------
 Robert J. Gallagher

                         INTERLINQ SOFTWARE CORPORATION

                                INDEX TO EXHIBITS

  Exhibit #                          Description                                           Page #
- -------------------------------------------------------------------------------------------------
   3.1(1)      Restated Articles of Incorporation of INTERLINQ Software
               Corporation

   3.2(1)      Restated Bylaws of INTERLINQ Software Corporation

 10.1(1)(2)    1985 Restated Stock Option Plan

 10.2(1)(2)    1993 Stock Option Plan

 10.3(1)(2)    Stock Option Plan for Non-Employee Directors, as amended

   10.4(1)     Amended and Restated Registration Rights Agreement between
               INTERLINQ Software Corporation and the partners listed on Schedule A thereto dated as of March 12, 1993

   10.6(1) Office Lease between Yarrow Bay Office III Limited Partnership and INTERLINQ Software Corporation dated as of July 31, 1992

   10.7(1)     Forms Remarketing Agreement between INTERLINQ Software
               Corporation and Great Lakes Business Forms, Inc. dated as of
               April 10, 1989

   10.8(1)     Form of Indemnification Agreement for Directors and Officers

  10.10(3)     Co-Marketing Agreement between INTERLINQ Software Corporation and
               CMCI Corporation dated as of July 1, 1993

  10.12(4)     Office sublease between Halliburton Company and INTERLINQ
               Software Corporation dated January 21, 1994

  10.15(2)     Letter dated August 25, 1995 regarding Jiri Nechleba Compensatory
               Arrangement

  10.16(5)     Appointment of Licensing Agent and Compliance Delegate Agreement
               between VMP's Electronic Laser Forms, Inc. A division of CBF
               Systems, Inc. And INTERLINQ Software Corporation dated October 2,
               1995

  10.17(5)     Amendment of Co-marketing Agreement between INTERLINQ Software
               Corporation and CMCI Corporation dated October 1, 1995

    23.1       Consent of KPMG Peat Marwick LLP                                            35

    27.1       Financial data schedule

(1) Incorporated by reference to the Company's Registration Statement on Form S-1, as amended (Registration No. 33-59502) filed with the Securities and Exchange Commission on March 15, 1993, as same exhibit number.

(2)      Management contract or compensatory plan or arrangement.

(3) Incorporated by reference to the Company's Annual Report on Form 10K for the fiscal year ended June 30, 1993, as same exhibit number. Confidential treatment has been requested as to portions of this document.

(4) Incorporated by reference to the Company's Annual Report on Form 10K for the fiscal year ended June 30, 1994, as same exhibit number.

(5) Incorporated by reference to the Company's Quarterly Report on Form 10Q for the quarterly period ended September 30, 1995, as same exhibit number. Confidential treatment has been requested as to portions of this document.