Form 10-Q
period 1996-09-30
INTERLINQ SOFTWARE CORP
filed 1996-11-13
CIK 802242

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                ----------------

                                   FORM 10-Q
(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended September 30, 1996

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the transition period from ________ to ________

COMMISSION FILE NUMBER 0-21402

                         INTERLINQ SOFTWARE CORPORATION
             (Exact name of registrant as specified in its charter)


               Washington                                   91-1187540
     -----------------------------                    ----------------------
       (State of jurisdiction of                         (I.R.S. Employer
     incorporation or organization                    Identification Number)


           11255 Kirkland Way
         Kirkland, Washington                                 98033
----------------------------------------                    ----------
(Address of principal executive offices)                    (Zip Code)


                                 (206) 827-1112
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES    X   NO
                                       ----     ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock.

                                                    OUTSTANDING AT
                CLASS                              NOVEMBER 8, 1996
                -----                              ----------------
             Common Stock                              5,880,550

                         PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

                         INTERLINQ SOFTWARE CORPORATION
                                 BALANCE SHEETS

                                     ASSETS

                                                               SEPTEMBER 30,        JUNE 30,
                                                                   1996               1996
                                                             ---------------    ---------------
                                                               (UNAUDITED)
Current assets:
   Cash and cash equivalents                                    $ 7,237,652        $ 6,511,041
   Short-term investments                                         7,084,507          7,706,846
   Accounts receivable, net                                       2,197,768          1,847,836
   Current portion of contracts receivable, net                     116,958            123,671
   Inventory                                                         57,210             72,644
   Prepaid expenses                                                 280,570            331,026
   Deferred income taxes                                            172,041            172,041
                                                             ---------------    ---------------
          Total current assets                                   17,146,706         16,765,105
                                                             ---------------    ---------------

Property and equipment, at cost                                   5,546,560          5,289,836
   Less accumulated depreciation and amortization                 3,525,538          3,253,190
                                                             ---------------    ---------------
          Net property and equipment                              2,021,022          2,036,646
                                                             ---------------    ---------------


Contracts receivable, excluding current portion                       4,927             18,521
Capitalized software costs, net                                   3,632,587          3,493,563
Other assets                                                        107,500              7,500
                                                             ---------------    ---------------

                                                                $22,912,742        $22,321,335
                                                             ===============    ===============

                         INTERLINQ SOFTWARE CORPORATION
                                 BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                              SEPTEMBER 30,        JUNE 30,
                                                                  1996               1996
                                                             ---------------    ---------------
                                                               (UNAUDITED)
Current liabilities:
   Accounts payable                                             $   260,136        $   158,226
   Accrued compensation and benefits                                352,426            402,701
   Other accrued liabilities                                        365,043            365,462
   Customer deposits                                                304,130            363,703
   Income taxes payable                                             184,045             14,973
   Deferred software support fees                                 2,922,347          2,637,500
                                                             ---------------    ---------------
          Total current liabilities                               4,388,127          3,942,565
                                                             ---------------    ---------------

Noncurrent liabilities:
   Deferred rent and other lease obligations                        348,215            383,750
   Deferred software support fees                                    11,276             10,233
   Deferred income taxes                                            213,548            213,548
                                                             ---------------    ---------------
          Total noncurrent liabilities                              573,039            607,531
                                                             ---------------    ---------------
Shareholders' equity:
   Common stock                                                      60,026             60,386
   Additional paid-in capital                                    13,022,564         13,167,629
   Retained earnings                                              4,868,986          4,543,224
                                                             ---------------    ---------------
          Total shareholders' equity                             17,951,576         17,771,239
                                                             ---------------    ---------------

                                                                $22,912,742        $22,321,335
                                                             ===============    ===============

                         INTERLINQ SOFTWARE CORPORATION
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                  Three Months Ended
                                                          -------------------------------------
                                                            September 30,        September 30,
                                                                1996                 1995
                                                          ----------------    -----------------
Net revenues:
   Software license fees                                       $1,783,158           $1,289,815
   Software support fees                                        1,494,496            1,397,866
   Other                                                          301,333              266,707
                                                          ----------------    -----------------
     Total net revenues                                         3,578,987            2,954,388

Cost of revenues:
   Software license fees                                          342,488              360,729
   Software support fees                                          447,186              471,054
   Other                                                          168,884              142,144
                                                          ----------------    -----------------
     Total cost of revenues                                       958,558              973,927
                                                          ----------------    -----------------

     Gross profit                                               2,620,429            1,980,461
                                                          ----------------    -----------------

Operating expenses:
   Product development                                            527,655              566,581
   Sales and marketing                                            996,866            1,034,879
   General and administrative                                     778,132              748,409
                                                          ----------------    -----------------
     Total operating expenses                                   2,302,653            2,349,869
                                                          ----------------    -----------------

     Operating income (loss)                                      317,776             (369,408)

Net interest and other income                                     191,225              210,143
                                                          ----------------    -----------------

     Income (loss) before income tax expense (benefit)            509,001             (159,265)

Income tax expense (benefit)                                      183,240              (55,200)
                                                          ----------------    -----------------

     Net income (loss)                                         $  325,761           $ (104,065)
                                                          ================    =================

Net income (loss) per share                                    $      .05           $     (.02)
                                                          ================    =================

Weighted average number of common and common
   equivalent shares outstanding                                6,138,522            5,969,171
                                                          ================    =================

                         INTERLINQ SOFTWARE CORPORATION
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)



                                                                                 Three Months Ended
                                                                        -----------------------------------
                                                                          September 30,      September 30,
                                                                              1996               1995
                                                                        ----------------   ----------------
Cash flows from operating activities:
  Net income (loss)                                                          $  325,761         $ (104,065)
    Adjustments to reconcile net income (loss) to net
       cash provided by operating activities:
      Depreciation and amortization                                             272,348            272,889
      Amortization of capitalized software costs                                293,994            288,844
      Change in operating assets & liabilities:
        Accounts receivable                                                    (349,931)            39,921
        Contracts receivable                                                     20,307             69,374
        Inventory and prepaid expenses                                           65,890           (101,126)
        Deferred income taxes                                                    - - -             (94,125)
        Other assets                                                           (100,000)            - - -
        Accounts payable                                                        101,911            218,966
        Accrued profit sharing                                                   94,219             - - -
        Payable under marketing agreement                                        - - -           2,000,000
        Accrued compensation and benefits,
           other accrued liabilities and deferred rent                         (180,450)          (194,665)
        Customer deposits                                                       (59,573)             8,080
        Income taxes payable                                                    169,072             38,116
        Deferred software support fees                                          285,891            148,619
                                                                        ----------------   ----------------
          Net cash provided by operating activities                             939,439          2,590,828
                                                                        ----------------   ----------------

Cash flows from investing activities:
  Purchases of property and equipment                                          (256,724)           (38,944)
  Purchases of source code                                                     (232,773)        (2,000,000)
  Capitalized software costs                                                   (200,245)          (169,805)
  Net sale (purchase) of short-term investments                                 622,339         (6,206,945)
                                                                        ----------------   ----------------
          Net cash used in investing activities                                 (67,403)        (8,415,694)
                                                                        ----------------   ----------------

Cash flows from financing activities:
  Proceeds from issuance of common stock                                            575             - - -
  Repurchase of common stock                                                   (146,000)            - - -
                                                                        ----------------   ----------------
          Net cash used in financing activities                                (145,425)            - - -
                                                                        ----------------   ----------------
          Net increase (decrease) in cash and cash equivalents                  726,611         (5,824,866)
  Cash and cash equivalents at beginning of period                            6,511,041         12,902,547
                                                                        ----------------   ----------------
  Cash and cash equivalents at end of period                                 $7,237,652         $7,077,681
                                                                        ================   ================

                         INTERLINQ SOFTWARE CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                  (UNAUDITED)

1.  Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 1996 are not necessarily indicative of the results for the year ending June 30, 1997. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10K for the fiscal year ended June 30, 1996.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Mortgage interest rates available for the last several quarters have reflected a lending environment with a high degree of volatility. During the first half of fiscal year 1996, lending rates experienced a significant decline and then, during the second half of fiscal year 1996, rates increased substantially (approximately one percentage point) and remained at about that level through the end of the quarter ended September 30, 1996. However, even after this recent increase in lending rates, the overall lending conditions are considered favorable compared to most historical measures. With this overall favorable lending environment, the Company believes that mortgage lending activity has improved, driven by an increase in financing of home sales and refinancing of existing mortgages. If lending conditions and activity continue to be favorable, the Company believes mortgage lenders will be more inclined to improve their loan management systems and capacity through the purchase of the Company's products and services.

NET REVENUES

Three months ended September 30,

 (In thousands)                 1996        1995        Change
 -------------------------------------------------------------
 Software license fees        $1,783      $1,290         38%

 Software support fees         1,494       1,398          7%

 Other                           301         267         13%
 -------------------------------------------------------------
 Total net revenues           $3,579      $2,955         21%
 -------------------------------------------------------------

         Net revenues consist of software license fees, software support fees and other revenues, which include training fees, custom document fees, interest income on contracts receivable and other miscellaneous sales, net of discounts and sales returns.

         Software license fees increased by 38% for the quarter ended September 30, 1996 compared to the quarter ended September 30, 1995. This period-to-period increase was primarily due to a combination of the overall favorable lending conditions discussed above, which increased software license fees for existing products, and software license fees for four new products -- MortgageWare Entre, interfaces to Freddie Mac's and Fannie Mae's automated underwriting systems and MortgageWare Loan Servicing.

         Software support fees increased by 7% for the quarter ended September 30, 1996 compared to the quarter ended September 30, 1995. This period-to-period increase was primarily due to a combination of a modest increase in customer growth and a low rate of attrition in the Company's customer base. Due in part to changes, from time to time, in government regulations applicable to documentation required for residential mortgage lending, the vast majority of the Company's customers purchase annual software support agreements. However, because software support fees are recognized ratably over the term of the annual support agreement, whereas software license fees are recognized on product shipment, the percentage increase in software support fees compared to software license fees is not directly proportional. Nevertheless, the Company believes software support fees are likely to increase modestly during fiscal year 1997 due to the increase in software license fees experienced over the last several quarters.

Training fees, custom document fees and other miscellaneous sales increased by 13% for the quarter ended September 30, 1996 compared to the quarter ended September 30, 1995. This period-to-period increase was primarily due to an increase in on-site training fees. This increase in on-site training fees was due to a combination of increased demand for this service and an increase in the daily fee charged. During the quarter ended December 31, 1995, the Company announced a marketing agreement with VMP Electronic Laser Forms to market their comprehensive library of mortgage lending documents to MortgageWare customers. The transition from the Company offering its own lending documents to offering this comprehensive library has been slower than anticipated. However, revenue from this agreement has continued to increase from the fourth quarter of fiscal year 1996 to the first quarter of fiscal year 1997. The Company expects document revenue to continue to increase during fiscal year 1997. In addition to the expected increase in revenue from documents discussed above, the Company expects its training fees to increase during fiscal year 1997 compared to fiscal year 1996, due to a combination of increased demand driven by new products and, the increase in the daily fee charged for on-site training.

COST OF REVENUES

 Three months ended September 30,
 (In thousands)                1996       1995      Change
 -----------------------------------------------------------
 Software license fees         $343      $361          (5%)

 Percentage of software
   license fees                  19%       28%
 -----------------------------------------------------------
 Software support fees          447       471          (5%)

 Percentage of software
    support fees                 30%       34%
 -----------------------------------------------------------
 Other                          169       142          19%

 Percentage of other             56%       53%
 -----------------------------------------------------------
 Total cost of revenues        $959      $974          (2%)

 Percentage of net revenues      27%       33%
 -----------------------------------------------------------

Cost of software license fees includes the purchase and duplication of disks, product documentation, license fees under the Tuttle & Co. marketing agreement for Loan Officer Plus for Windows, and amortization of capitalized software development costs. As a percentage of software license fees, cost of software license fees decreased from 28% to 19% for the quarter ended September 30, 1996 compared to the quarter ended September 30, 1995. This decrease was primarily due to software license fees increasing while the cost of software license fees decreased slightly due to the elimination of license fees to Tuttle & Co. resulting from the termination of the marketing agreement for Loan Officer Plus for Windows, during the quarter ended December 31, 1995. Amortization of software development costs increased slightly to $294,000 in the quarter ended September 30, 1996 compared to

$288,000 for the same quarter in the previous year. The Company expects the dollar amount of its amortization of capitalized software development costs to hold steady or decrease slightly for the remainder of fiscal year 1997.

         Cost of software support fees includes salaries and other costs related to providing telephone support, and the purchase, duplication and shipping of disks associated with software updates. As a percentage of software support fees, cost of software support fees decreased from 34% to 30% for the quarter ended September 30, 1996 compared to the quarter ended September 30, 1995. This decrease was primarily due to a more efficient ratio of customer service support staff to customers. Looking forward, because the level of staffing and customer service expenses are related to the size of the Company's customer base and the number of different products offered, the Company expects the dollar cost of software support fees to increase in accordance with its customer base and expanded product offering, and to remain flat or increase slightly as a percentage of software support fees.

         Cost of other revenue includes the purchase and duplication of disks associated with custom documents, the salaries and reimbursable expenses for the customer service department employees who provide training services and the net cost of the Company's annual MortgageWare software users' group meeting.
As a percentage of other revenue, cost of other revenue increased from 53% to 56% for thequarter ended September 30, 1996 compared to the same period the previous year. This increase was primarily due to an increase in staff and related expenses for the Training Group in preparation for the new products discussed above.

OPERATING EXPENSES

 Three months ended September 30,
 (In thousands)                1996     1995   Change
 ------------------------------------------------------
 Product development             $528    $567      (7%)

 Percentage of net revenues       15%     19%
 ------------------------------------------------------
 Sales & marketing                997   1,035      (4%)

 Percentage of net revenues       28%     35%
 ------------------------------------------------------
 General & administrative         778     748        4%

 Percentage of net revenues       22%     25%
 ------------------------------------------------------

Product development expenses include salaries for software developers and analysts, facilities costs and expenses associated with computer equipment used in software development. Product development expenses decreased slightly by 7%, from $567,000 to $528,000, for the quarter ended September 30, 1996 compared to the quarter ended September 30, 1995. Product development expenses as a percentage of net revenues, decreased from 19% to 15% for the quarter ended September 30, 1996 compared to the same period in 1995. The dollar decrease in product development expenditures is primarily due to a modest increase in capitalized development expenditures. The decrease as a percentage of revenue was primarily due to revenues increasing while costs decreased. The Company capitalized $200,000 and $170,000 of development expenditures for the quarters ended September 30, 1996 and 1995 respectively. The

Company released two new products, MortgageWare Loan Servicing and BuilderBlock$ during the quarter ended September 30, 1996. Additionally, the Company is developing and plans release of two more products, MortgageWare InfoLINQ (intranet technology solution) and MarketLINQ during the next two quarters. Accordingly, the Company anticipates an increase in both capitalized development expenditures and product development expense for fiscal year 1997.

         Sales and marketing expenses include salaries, sales commissions, as well as travel and facility costs for the Company's sales and marketing personnel. Sales and marketing expenses also includes advertising and trade shows. As a percentage of net revenues, sales and marketing expenses decreased from 35% to 28% for the quarter ended September 30, 1996 compared to the same period in the previous year. This decrease is primarily due to a net reduction in telemarketing expense resulting from a change from outsourcing this activity to a focus on less expensive internal programs.

         General and administrative expenses include costs related to the finance, purchasing, order fulfillment, administrative and facility costs. As a percentage of net revenues, general and administrative expenses decreased from 25% to 22% for the quarter ended September 30, 1996 compared to the same period the previous year. This decrease is primarily due to net revenue increasing at a faster rate than general and administrative expenses. As a percentage of net revenues, the Company expects general and administrative expenses to hold steady or decrease slightly for the remainder of fiscal year 1997.



NET INTEREST AND OTHER INCOME

 Three months ended September 30,
 (In thousands)                 1996      1995     Increase
 ----------------------------------------------------------
 Net interest and other
   income (expense)             $191       $210        (9%)

 Percentage of net revenues       5%         7%
 ----------------------------------------------------------

Interest income was $198,000 and $213,000 for the quarters ended September 30, 1996 and 1995 respectively. The decrease in interest income was due to a combination of slightly lower rates earned on the investment portfolio and a slightly lower investment portfolio balance.

         As of September 30, 1996, the Company had no interest-bearing debt outstanding, and anticipates no new debt financing in the foreseeable future. Accordingly, the Company expects net interest and other income for the foreseeable future to reflect net interest income.

INCOME TAXES

 Three months ended September 30,
 (In thousands)                1996      1995       Change
 ---------------------------------------------------------
 Income taxes                  $183      ($55)       n/m

 Effective tax rate             36%      (35%)
 ---------------------------------------------------------

The provision for income taxes includes federal and state income taxes currently payable or receivable, and deferred taxes arising from temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.

LIQUIDITY AND CAPITAL RESOURCES

         Working capital, which consists principally of cash, cash equivalents and short-term investments was $14,322,000 as of September 30, 1996, compared to $14,218,000 at June 30, 1996. Cash and cash equivalents increased by $727,000 for the three months ended September 30, 1996. Additions to cash and cash equivalents included $939,000 provided by operating activities. Additionally, $622,000 was provided by the net sale of short-term investments. Principal uses of cash and cash equivalents included $433,000 of capitalized software costs, of which $200,000 was developed internally and $233,000 was for the purchase of Builder Block$ source code discussed above, and the purchase of $257,000 of property and equipment.

         Although the Company at September 30, 1996 has no material commitment for additional capital expenditures, it expects to spend approximately $600,000 for the fiscal year ending June 30, 1997, primarily for computer software and equipment.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None.

ITEM 5.  OTHER INFORMATION
         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         None.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         INTERLINQ SOFTWARE CORPORATION
                         ------------------------------
                                  (Registrant)


Date:  November 11, 1996          By: /s/ Stephen A. Yount
       ------------------             ------------------------------
                                       Stephen A. Yount
                                       Vice President, Finance
                                       Chief Financial Officer