Form 10-Q
period 1996-12-31
INTERLINQ SOFTWARE CORP
filed 1997-02-14
CIK 802242

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q
(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For  the quarterly period ended December 31, 1996

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from ________ to ________

COMMISSION FILE NUMBER 0-21402

                         INTERLINQ SOFTWARE CORPORATION
             (Exact name of registrant as specified in its charter)


                Washington                                    91-1187540
                ----------                                    ----------
        (State of jurisdiction of                          (I.R.S. Employer
      incorporation or organization                     Identification Number)


            11255 Kirkland Way
          Kirkland, Washington                                   98033
            ------------------                                   -----
 (Address of principal executive offices)                      (Zip Code)



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


                                    YES  X   NO
                                        ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock.

                                                       OUTSTANDING AT
     CLASS                                           FEBRUARY 10, 1997
     -----                                           -----------------
  Common Stock                                           5,485,350

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         INTERLINQ SOFTWARE CORPORATION
                                 BALANCE SHEETS


                                     ASSETS


                                                             DECEMBER 31,     JUNE 30,
                                                              1996              1996
                                                           -----------       -----------
                                                             (UNAUDITED)
Current assets:
      Cash and cash equivalents                            $ 5,727,230       $ 6,511,041
      Short-term investments                                 6,377,681         7,706,846
      Accounts receivable, net                               2,226,394         1,847,836
      Current portion of contracts receivable, net              96,363           123,671
      Inventory                                                 92,410            72,644
      Prepaid expenses                                         379,446           331,026
      Deferred income taxes                                    172,041           172,041
                                                           -----------       -----------
             Total current assets                           15,071,565        16,765,105
                                                           -----------       -----------

Property and equipment, at cost                              5,666,119         5,289,836
      Less accumulated depreciation and amortization         3,809,213         3,253,190
                                                           -----------       -----------
             Net property and equipment                      1,856,906         2,036,646
                                                           -----------       -----------

Contracts receivable, excluding current portion                  2,512            18,521
Capitalized software costs, net                              3,509,886         3,493,563
Other assets                                                    95,000             7,500
                                                           -----------       -----------

                                                           $20,535,869       $22,321,335
                                                           ===========       ===========

                         INTERLINQ SOFTWARE CORPORATION
                                 BALANCE SHEETS


                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                      DECEMBER 31,        JUNE 30,
                                                          1996              1996
                                                      -----------       -----------
                                                             (UNAUDITED)
Current liabilities:
      Accounts payable                                $   129,096       $   158,226
      Accrued compensation and benefits                   459,346           402,701
      Other accrued liabilities                           343,194           380,435
      Customer deposits                                   273,590           363,703
      Deferred software support fees                    2,990,496         2,637,500
                                                      -----------       -----------
             Total current liabilities                  4,195,722         3,942,565
                                                      -----------       -----------

Noncurrent liabilities:
      Deferred rent and other lease obligations           312,179           383,750
      Deferred software support fees                        4,426            10,233
      Deferred income taxes                               213,548           213,548
                                                      -----------       -----------
             Total noncurrent liabilities                 530,153           607,531
                                                      -----------       -----------

Shareholders' equity:
      Common stock                                         54,843            60,386
      Additional paid-in capital                       10,615,373        13,167,629
      Retained earnings                                 5,139,778         4,543,224
                                                      -----------       -----------
             Total shareholders' equity                15,809,994        17,771,239
                                                      -----------       -----------

                                                      $20,535,869       $22,321,335
                                                      ===========       ===========

                         INTERLINQ SOFTWARE CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                       THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                           DECEMBER 31,                        DECEMBER 31,
                                                    1996              1995               1996               1995
                                                 -----------       -----------        -----------       -----------
Net revenues:
      Software license fees                      $ 1,780,399       $ 1,435,088        $ 3,563,558       $ 2,724,904
      Software support fees                        1,480,747         1,396,274          2,975,243         2,794,139
      Other                                          255,266           277,250            556,598           543,957
                                                 -----------       -----------        -----------       -----------
         Total net revenues                        3,516,412         3,108,612          7,095,399         6,063,000
                                                 -----------       -----------        -----------       -----------

Cost of revenues:
      Software license fees                          371,600           391,150            714,088           751,880
      Software support fees                          429,818           427,600            877,004           898,653
      Other                                          184,584           177,269            353,468           319,413
                                                 -----------       -----------        -----------       -----------
         Total cost of revenues                      986,002           996,019          1,944,560         1,969,946
                                                 -----------       -----------        -----------       -----------

         Gross profit                              2,530,410         2,112,593          5,150,839         4,093,054
                                                 -----------       -----------        -----------       -----------

Operating expenses:
      Product development                            510,670           513,394          1,038,325         1,079,975
      Sales and marketing                            949,330         1,040,155          1,946,196         2,075,035
      General and administrative                     824,127           870,325          1,602,259         1,618,734
                                                 -----------       -----------        -----------       -----------
         Total operating expenses                  2,284,127         2,423,874          4,586,780         4,773,744
                                                 -----------       -----------        -----------       -----------

         Operating income (loss)                     246,283          (311,281)           564,059          (680,690)

Net interest and other income                        176,543           198,664            367,768           408,807
                                                 -----------       -----------        -----------       -----------

         Income (loss) before income taxes           422,826          (112,617)           931,827          (271,883)

Income taxes                                         152,033           (36,938)           335,273           (92,139)
                                                 -----------       -----------        -----------       -----------

         Net income (loss)                       $   270,793       $   (75,679)       $   596,554       $  (179,744)
                                                 ===========       ===========        ===========       ===========

Net income (loss) per common and
     common equivalent share                     $       .05       $      (.01)       $       .10       $      (.03)
                                                 ===========       ===========        ===========       ===========

Weighted average number of common and
      common equivalent shares outstanding         5,976,000         5,983,000          5,836,000         5,970,000
                                                 ===========       ===========        ===========       ===========

                         INTERLINQ SOFTWARE CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                 SIX MONTHS ENDED
                                                                           ----------------------------
                                                                           DECEMBER 31,     DECEMBER 31,
                                                                               1996              1995
                                                                           ------------     ------------
Cash flows from operating activities:
     Net income (loss)                                                     $   596,554      $  (179,744)
        Adjustments to reconcile net income (loss) to net
           cash provided by operating activities:
            Depreciation and amortization                                      556,023          530,001
            Amortization of capitalized software costs                         619,911          629,705
            Gain on disposition of equipment                                        --              (69)
            Change in operating assets and liabilities:
                Accounts receivable                                           (378,558)        (300,421)
                Contracts receivable                                            43,317           62,100
                Inventory and prepaid expenses                                 (68,186)         (23,350)
                Deferred income taxes                                               --         (163,019)
                Other assets                                                   (87,500)              --
                Accounts payable                                               (29,130)          78,449
                Accrued compensation and benefits,
                   other accrued liabilities and deferred rent                 (52,167)         889,789
                Customer deposits                                              (90,113)          34,812
                Deferred software support fees                                 347,189          227,626
                                                                           -----------      -----------
                    Net cash provided by operating activities                1,457,341        1,785,879
                                                                           -----------      -----------

Cash flows from investing activities:
     Purchases of property and equipment                                      (376,283)        (234,602)
     Purchases of source code                                                 (232,773)      (2,000,000)
     Capitalized software costs                                               (403,461)        (383,767)
     Sale (purchase) of short-term investments                               1,329,165       (3,793,314)
     Proceeds from sale of property and equipment                                   --              625
                                                                           -----------      -----------
                    Net cash provided by (used in) investing activities        316,647       (6,411,058)
                                                                           -----------      -----------

Cash flows from financing activities:
     Proceeds from issuance of common stock                                      3,325           14,915
     Repurchase of common stock                                             (2,561,124)        (140,625)
                                                                           -----------      -----------
                    Net cash used in financing activities                   (2,557,799)        (125,710)
                                                                           -----------      -----------
                    Net decrease in cash and cash equivalents                 (783,811)      (4,750,889)
     Cash and cash equivalents at beginning of period                        6,511,041       12,902,547
                                                                           -----------      -----------
     Cash and cash equivalents at end of period                            $ 5,727,230      $ 8,151,658
                                                                           ===========      ===========

                         INTERLINQ SOFTWARE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1996
                                   (UNAUDITED)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended December 31, 1996 are not necessarily indicative of the results for the year ending June 30, 1997. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10K for the fiscal year ended June 30, 1996.

ITEM 2.


MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Mortgage interest rates available for the last several quarters have reflected a lending environment with a high degree of volatility. During the second half of fiscal year 1996, rates increased substantially (approximately one percentage point) and remained at about that level through the end of the quarter ended December 31, 1996. However, even after this recent increase in lending rates, the overall lending conditions are considered favorable compared to most historical measures. With this overall favorable lending environment, the Company believes that mortgage lending activity has improved, driven by an increase in financing of home sales and refinancing of existing mortgages. If lending conditions and activity continue to be favorable, the Company believes mortgage lenders will be more inclined to improve their loan management systems and capacity through the purchase of the Company's products and services.

The Company has announced and released several new products during fiscal year 1997. These new products are MortgageWare Loan Servicing and Loan Servicing Gateway, BuilderBLOCK$ and MortgageWare InfoLINQ. Although the Company is uncertain about the ultimate sales closing ratios and the length of the sales cycle for these new products, initial response from customers and prospects for these new products has been favorable.

NET REVENUES

Three months ended December 31,
(In thousands)             1996      1995        Change
-------------------------------------------------------
Software license fees      $1,780     $1,435       24%

Software support fees       1,481      1,396        6%

Other                         255        277       (8%)
-------------------------------------------------------

Total net revenues         $3,516     $3,109       13%
-------------------------------------------------------

    Net revenues consist of software license fees, software support fees and other revenues, which include training fees, custom document fees, interest income on contracts receivable and other miscellaneous sales, net of discounts and sales returns.

    Software license fees increased by 24% for the quarter ended December 31, 1996 compared to the quarter ended December 31, 1995. This period-to-period increase was primarily due to a combination of the overall favorable lending conditions discussed above, which increased software license fees for existing MortgageWare DOS-based products, and software license fees for four recently released Windows-based products - MortgageWare Entre, BuilderBLOCK$, MortgageWare Loan Servicing and MultiTrac.

    Software support fees increased by 6% for the quarter ended December 31, 1996 compared to the quarter ended December 31, 1995. This period-to-period increase was primarily due to a combination of a modest increase in customer growth and a low rate of attrition in the Company's customer base. Due in part to changes, from time to time, in government regulations applicable to documentation required for residential mortgage lending, the vast majority of the Company's customers purchase annual software support agreements. However, because software support fees are recognized ratably over the term of the annual support agreement, whereas software license fees are recognized on product shipment, the percentage increase in software support fees compared to software license fees is not directly proportional. Nevertheless, the Company believes software support fees are likely to increase modestly during fiscal year 1997 due to the increase in software license fees experienced over the last several quarters.

Training fees, custom document fees and other miscellaneous sales decreased by 8% for the quarter ended December 31, 1996 compared to the quarter ended December 31, 1995. This period-to-period decrease resulted from an increase in training fees that was more than offset by a decrease in document sales and font cartridge sales. The increase in on-site training fees was due to a combination of increased demand for this service and an increase, beginning in the quarter ended September 30, 1996, in the daily fee charged. During the quarter ended December 31, 1995, the Company announced a marketing agreement with VMP Electronic Laser Forms to market their comprehensive library of mortgage lending documents to MortgageWare customers. Although the transition from the Company offering its own lending documents to offering this comprehensive library has been slower than anticipated, the Company expects document revenue to increase during fiscal year 1997. In addition, the Company expects its training fees to increase modestly during fiscal year 1997 compared to fiscal year 1996, due to a combination of increased demand driven by new products and, the increase in the daily fee charged for on-site training.


COST OF REVENUES

Three months ended December 31,
(In thousands)                    1996    1995    Change
---------------------------------------------------------
Software license fees             $372    $391       (5%)

Percentage of software
  license fees                     21%     27%
---------------------------------------------------------

Software support fees              430     428        1%

Percentage of software
   support fees                    29%     31%
---------------------------------------------------------

Other                              185     177        4%
Percentage of other                73%     64%
---------------------------------------------------------

Total cost of revenues            $986    $996       (1%)

Percentage of net revenues         28%     32%
---------------------------------------------------------

Cost of software license fees includes the purchase and duplication of disks, product documentation, license fees under the Tuttle & Co. marketing agreement for Loan Officer Plus for Windows, and amortization of capitalized software development costs. As a percentage of software license fees, cost of software license fees decreased from 27% to 21% for the quarter ended December 31, 1996 compared to the quarter ended December 31, 1995. This decrease was primarily due to software license fees increasing while the cost of software license fees decreased slightly due to a combination of the elimination of license fees to Tuttle & Co. resulting from the termination of the marketing agreement for Loan Officer Plus for Windows, during the quarter ended December 31, 1995 and a slight decrease in amortization of capitalized software development costs. Amortization of capitalized software development costs decreased slightly to $326,000 in the quarter ended December 31, 1996 compared to $342,000 for the same quarter in the previous year. The Company expects the dollar amount of its amortization of capitalized software development costs to hold steady or decrease slightly for the remainder of fiscal year 1997.

    Cost of software support fees includes salaries and other costs related to providing telephone support, and the purchase, duplication and shipping of disks associated with software updates. As a percentage of software support fees, cost of software support fees decreased from 31% to 29% for the quarter ended December 31, 1996 compared to the quarter ended December 31, 1995. This decrease was primarily due to a more efficient ratio of customer service support staff to customers. Looking forward, because the level of staffing and customer service expenses are related to the size of the Company's customer base and the number of different products offered, the Company expects the dollar cost of software support fees to increase in accordance with its customer base and expanded product offering, and to remain flat or increase slightly as a percentage of software support fees.

    Cost of other revenue includes the purchase and duplication of disks associated with custom documents, the salaries and reimbursable expenses for the customer service department employees who provide training services and the net cost of the Company's annual MortgageWare software users' group meeting. As a percentage of other revenue, cost of other revenue increased from 64% to 73% for the quarter ended December 31, 1996 compared to the same period the previous year. This increase was primarily due to a combination of a decrease in other revenue (discussed above) and an increase in staff and related expenses for the Training Group in preparation for the new products discussed above.

OPERATING EXPENSES

Three months ended December 31,
(In thousands)                  1996     1995      Change
----------------------------------------------------------
Product development               $511     $513      (1%)

Percentage of net revenues         15%      17%
----------------------------------------------------------

Sales & marketing                  949    1,040      (9%)

Percentage of net revenues         27%      33%
----------------------------------------------------------

General & administrative           824      870      (5%)

Percentage of net revenues         23%      28%
----------------------------------------------------------

Product development expenses include salaries for software developers and analysts, facilities costs and expenses associated with computer equipment used in software development. Product development expenses were essentially unchanged, decreasing by 1%, from $513,000 to $511,000, for the quarter ended December 31,

1996 compared to the quarter ended December 31, 1995. Product development expenses as a percentage of net revenues, decreased from 17% to 15% for the quarter ended December 31, 1996 compared to the same period in 1995. The decrease as a percentage of revenue was primarily due to revenues increasing while costs remained constant. The Company capitalized $203,000 and $212,000 of development expenditures for the quarters ended December 31, 1996 and 1995 respectively. The Company released two new products, MortgageWare Loan Servicing and BuilderBlock$ during the quarter ended September 30, 1996. Additionally, the Company announced its release of, MortgageWare InfoLINQ in January 1997 and plans to release MarketLINQ during the second half of fiscal year 1997. Accordingly, the Company anticipates an increase in both capitalized development expenditures and product development expense for the second half of fiscal year 1997.

    Sales and marketing expenses include salaries, sales commissions, as well as travel and facility costs for the Company's sales and marketing personnel. Sales and marketing expenses also includes advertising and trade shows. As a percentage of net revenues, sales and marketing expenses decreased from 33% to 27% for the quarter ended December 31, 1996 compared to the same period in the previous year. This decrease is primarily due to a net reduction in telemarketing expense resulting from a change from outsourcing this activity to a focus on less expensive internal programs.

    General and administrative expenses include costs related to finance, purchasing, order fulfillment, administration and facilities costs. As a percentage of net revenues, general and administrative expenses decreased from 28% to 23% for the quarter ended December 31, 1996 compared to the same period the previous year. This decrease is primarily due to net revenue increasing while general and administrative expenses experienced a modest decrease. As a percentage of net revenues, the Company expects general and administrative expenses to hold steady or decrease slightly for the remainder of fiscal year 1997.


NET INTEREST AND OTHER INCOME

Three months ended December 31,
(In thousands)                  1996   1995   Increase
------------------------------------------------------
Net interest and other
    income (expense)            $177    $199    (11%)
Percentage of net revenues         5%      6%
------------------------------------------------------

Interest income was $183,000 and $200,000 for the quarters ended December 31, 1996 and 1995 respectively. The decrease in interest income was due to a combination of slightly lower rates earned on the investment portfolio and a slightly lower investment portfolio balance.

    As of December 31, 1996, the Company had no interest-bearing debt outstanding, and anticipates no new debt financing in the foreseeable future. Accordingly, the Company expects net interest and other income for the foreseeable future to reflect net interest income.

INCOME TAXES

Three months ended December 31,
  (In thousands)                  1996    1995   Change
  -----------------------------------------------------
  Income taxes                    $152   ($37)    n/m

  Effective tax rate               36%   (33%)


The provision for income taxes includes federal and state income taxes currently payable or receivable, and deferred taxes arising from temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.

LIQUIDITY AND CAPITAL RESOURCES

    Working capital, which consists principally of cash, cash equivalents and short-term investments was $12,105,000 as of December 31, 1996, compared to $14,218,000 at June 30, 1996. Cash and cash equivalents decreased by $784,000 for the six months ended December 31, 1996. Additions to cash and cash equivalents included $1,457,000 provided by operating activities. Additionally, $1,329,000 was provided by the sale of short-term investments. Principal uses of cash and cash equivalents included $2,561,000 for the repurchase of common stock, $636,000 of capitalized software costs, and the purchase of $376,000 of property and equipment.

    Although the Company at December 31, 1996 has no material commitment for additional capital expenditures, it expects to spend approximately $600,000 for the fiscal year ending June 30, 1997, primarily for computer software and equipment.

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

                           PART II. OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS
              None.

ITEM 2.       CHANGES IN SECURITIES
              None.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES
              None.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
              At the Company's Annual Meeting of Shareholders held on November 6, 1996:

              The following nominees were elected to the Board of Directors:

                                         Affirmative          Votes
                                            Votes           Withheld
                                            -----           --------
              Robert W. O'Rear            5,463,829          20,950
              Robert J. Gallagher         5,463,229          21,550

              Directors Jiri M. Nechleba and Theodore M. Wight will continue their current terms as directors.

              A proposal to amend the Company's Stock Option Plan for Non-Employee Directors (the Plan) to increase the number of shares of Common Stock to be granted under the Plan, to increase the number of shares of Common Stock subject to options to be granted automatically each year immediately following the Annual Meeting to each eligible director, to increase the number of shares of Common Stock subject to options granted to eligible Directors upon their initial election to the Board of Directors, and to provide for the grant on January 19, 1996 of Common Stock subject to options was approved.

                     Affirmative         Votes
                       Votes          Withheld          Abstentions
                       -----          --------          -----------
                     3,944,262        1,490,744            49,773

ITEM 5.       OTHER INFORMATION
              None.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a) EXHIBITS
                  27. Financial Data Schedule

              (b) REPORTS ON FORM 8-K
                  None.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         INTERLINQ SOFTWARE CORPORATION
                                  (Registrant)


Date: February 12, 1997                By: /s/ Stephen A. Yount
                                          ----------------------------
                                          Stephen A. Yount
                                          Vice President, Finance
                                          Chief Financial Officer

                                      EXHIBIT INDEX


EXHIBITS

27. Financial Data Schedule