Form 10-Q
period 1997-03-31
INTERLINQ SOFTWARE CORP
filed 1997-05-08
CIK 802242

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the period ended MARCH 31, 1997
                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

COMMISSION FILE NUMBER 0-21402


                         INTERLINQ SOFTWARE CORPORATION
             (Exact name of registrant as specified in its charter)

           WASHINGTON                                             91-1187540
 (State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                               11255 KIRKLAND WAY
                               KIRKLAND, WA 98033
                    (Address of principal executive offices)

                                 (206) 827-1112
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X     No
                                    -----     -----

As of May 8, 1997, there were 5,486,412 shares of the Registrant's Common Stock outstanding.

--------------------------------------------------------------------------------

PART I.   FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                         INTERLINQ SOFTWARE CORPORATION
                                 BALANCE SHEETS


                                     ASSETS

                                                          MARCH 31,       JUNE 30,
                                                            1997            1996
                                                        -----------     -----------
                                                        (UNAUDITED)
CURRENT ASSETS:
     Cash and cash equivalents                          $ 8,965,408     $ 6,511,041
     Short-term investments                               4,685,349       7,706,846
     Accounts receivable, net                             1,538,927       1,847,836
     Current portion of contracts receivable, net            70,651         123,671
     Inventory                                               89,371          72,644
     Prepaid expenses                                       443,048         331,026
     Deferred income taxes                                  172,041         172,041
                                                        -----------     -----------
            Total current assets                         15,964,795      16,765,105
                                                        -----------     -----------

Property and equipment, at cost                           5,733,639       5,289,836
     Less accumulated depreciation and amortization       4,087,596       3,253,190
                                                        -----------     -----------
            Net property and equipment                    1,646,043       2,036,646
                                                        -----------     -----------

Contracts receivable, excluding current portion               1,251          18,521
Capitalized software costs, net                           3,474,898       3,493,563
Other assets                                                 82,500           7,500
                                                        -----------     -----------
                                                        $21,169,487     $22,321,335
                                                        ===========     ===========

                         INTERLINQ SOFTWARE CORPORATION
                                 BALANCE SHEETS


                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                    MARCH 31,         JUNE 30,
                                                      1997              1996
                                                   -----------        --------
                                                   (UNAUDITED)
CURRENT LIABILITIES:
     Accounts payable                              $   273,907     $   158,226
     Accrued compensation and benefits                 499,828         402,701
     Other accrued liabilities                         402,181         380,435
     Customer deposits                                 445,112         363,703
     Deferred software support fees                  3,079,073       2,637,500
                                                   -----------     -----------
            Total current liabilities                4,700,101       3,942,565
                                                   -----------     -----------

NONCURRENT LIABILITIES:
     Deferred rent and other lease obligations         275,635         383,750
     Deferred software support fees                      7,255          10,233
     Deferred income taxes                             213,548         213,548
                                                   -----------     -----------
            Total noncurrent liabilities               496,438         607,531
                                                   -----------     -----------

SHAREHOLDERS' EQUITY:
     Common stock                                       54,863          60,386
     Additional paid-in capital                     10,617,784      13,167,629
     Retained earnings                               5,300,301       4,543,224
                                                   -----------     -----------
            Total shareholders' equity              15,972,948      17,771,239
                                                   -----------     -----------
                                                   $21,169,487     $22,321,335
                                                   ===========     ===========

                         INTERLINQ SOFTWARE CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                      THREE MONTHS ENDED           NINE MONTHS ENDED
                                                           MARCH 31,                   MARCH 31,
                                               ----------------------------------------------------------
                                                   1997           1996            1997           1996
                                               --------------------------     ---------------------------
NET REVENUES:
     Software license fees                    $ 1,718,494     $ 1,670,414     $ 5,282,052     $ 4,395,318
     Software support fees                      1,496,104       1,426,119       4,471,347       4,220,259
     Other                                        318,961         248,098         875,559         792,055
                                              -----------     -----------     -----------     -----------
        Total net revenues                      3,533,559       3,344,631      10,628,958       9,407,632
                                              -----------     -----------     -----------     -----------

COST OF REVENUES:
     Software license fees                        366,191         389,959       1,080,278       1,141,839
     Software support fees                        482,314         382,898       1,359,319       1,281,551
     Other                                        176,203         121,480         529,671         440,894
                                              -----------     -----------     -----------     -----------
        Total cost of revenues                  1,024,708         894,337       2,969,268       2,864,284
                                              -----------     -----------     -----------     -----------
        Gross profit                            2,508,851       2,450,294       7,659,690       6,543,348
                                              -----------     -----------     -----------     -----------

OPERATING EXPENSES:
     Product development                          552,437         464,053       1,590,762       1,544,028
     Sales and marketing                        1,082,026       1,098,471       3,028,222       3,173,506
     General and administrative                   788,797         708,260       2,391,057       2,326,994
                                              -----------     -----------     -----------     -----------
        Total operating expenses                2,423,260       2,270,784       7,010,041       7,044,528
                                              -----------     -----------     -----------     -----------
        Operating income (loss)                    85,591         179,510         649,649        (501,180)
Net interest and other income                     165,513         191,236         533,282         600,043
                                              -----------     -----------     -----------     -----------
        Income before income taxes                251,104         370,746       1,182,931          98,863
Income tax expense                                 90,582         128,965         425,855          36,826
                                              -----------     -----------     -----------     -----------
        Net income                            $   160,522     $   241,781     $   757,076     $    62,037
                                              ===========     ===========     ===========     ===========


Net income per common and
     common equivalent share                  $       .03     $       .04     $       .13     $       .01

Weighted average number of common and
     common equivalent shares outstanding       5,660,000       6,123,000       5,854,000       6,155,000

                         INTERLINQ SOFTWARE CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                    NINE MONTHS ENDED
                                                                             -------------------------------
                                                                               MARCH 31,          MARCH 31,
                                                                                 1997              1996
                                                                             ------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                              $    757,076      $     62,037
        Adjustments to reconcile net income to net
           cash provided by operating activities:
            Depreciation and amortization                                         834,406           759,218
            Amortization of capitalized software costs                            932,833           983,304
            Gain on disposition of equipment                                           --            (1,472)
            Change in operating assets and liabilities:
                Accounts receivable                                               308,909          (428,933)
                Contracts receivable                                               70,290            62,426
                Inventory and prepaid expenses                                   (128,749)          (43,038)
                Deferred income taxes                                                  --          (125,196)
                Accounts payable                                                  115,682           154,283
                Accrued compensation and benefits,
                   other accrued liabilities and deferred rent                     10,757           940,752
                Customer deposits                                                  88,664           250,234
                Deferred software support fees                                    431,340           303,025
                                                                             ------------      ------------
                    Net cash provided by operating activities                   3,421,208         2,916,640
                                                                             ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                                         (443,803)         (328,310)
     Purchases of source code                                                    (232,773)       (2,001,500)
     Capitalized software costs                                                  (681,395)         (594,540)
     Sale/maturity (purchase) of short-term investments                         3,021,497        (4,347,218)
     Change in other assets                                                       (75,000)               --
     Proceeds from sale of property and equipment                                      --             5,434
                                                                             ------------      ------------
                    Net cash provided by (used in) investing activities         1,588,526        (7,266,134)
                                                                             ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock                                         5,758            16,170
     Repurchase of common stock                                                (2,561,125)         (312,500)
                                                                             ------------      ------------
                    Net cash used in financing activities                      (2,555,367)         (296,330)
                                                                             ------------      ------------
                    Net increase (decrease) in cash and cash equivalents        2,454,367        (4,645,824)
     Cash and cash equivalents at beginning of period                           6,511,041        12,902,547
                                                                             ------------      ------------
     Cash and cash equivalents at end of period                              $  8,965,408      $  8,256,723
                                                                             ============      ============

                         INTERLINQ SOFTWARE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                   (UNAUDITED)


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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended March 31, 1997 are not necessarily indicative of the results for the year ending June 30, 1997. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended June 30, 1996.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Mortgage interest rates available for the last several quarters have reflected a lending environment with a high degree of volatility. During the most recent quarter ended March 31, 1997, the Company issued a press release stating that "management believes that a heightened degree of uncertainty in the interest rate environment is prompting many lenders to approach capital expenditures with caution. As a result, our expectation is that we will see lower-than-expected sales for the quarter ending March 31 and earnings expectations for the quarter now appear fairly aggressive." If lenders change this perceived view of uncertainty surrounding interest rates, and if the overall lending conditions are then viewed as favorable, the Company believes mortgage lenders will then be more inclined to improve their loan management systems and capacity through the purchase of the Company's products and services.

The Company has announced and released several new products during fiscal year 1997. These new products are MortgageWare Loan Servicing and Loan Servicing Gateway, BuilderBLOCK$ and MortgageWare InfoLINQ. Although the Company has not achieved rapid market penetration with these new products, initial response from customers and prospects for these new products has been favorable.



NET REVENUES

Three months ended March 31,
(In thousands)              1997       1996      Change
-------------------------------------------------------
Software license fees      $1,718     $1,670        3%

Software support fees       1,496      1,426        5%

Other                         319        248       29%
-------------------------------------------------------
Total net revenues         $3,534     $3,345        6%
-------------------------------------------------------

    Net revenues consist of software license fees, software support fees and other revenues, which include training fees, custom document fees, interest income on contracts receivable and other miscellaneous sales, net of discounts and sales returns.

    Software license fees increased by 3% for the quarter ended March 31, 1997 compared to the quarter ended March 31, 1996. This period-to-period increase was primarily due to a combination of software license fees for new products released in fiscal year 1997 (discussed above) more than offsetting a modest decline in software license fees for the Company's flagship product MortgageWare. The overall level of software license fees was negatively effected by the interest rate environment as discussed above.

    Software support fees increased by 5% for the quarter ended March 31, 1997 compared to the quarter ended March 31, 1996. This period-to-period increase was primarily due to a combination of a modest increase in customer growth and a low rate of attrition in the Company's customer base. Due in part to changes, from time to time, in government regulations applicable to documentation required for residential mortgage lending, the vast majority of the Company's customers purchase annual software support agreements. However, because software support fees are recognized ratably over the term of the annual support agreement, whereas software license fees are recognized on product shipment, the percentage increase in software support fees compared to software license fees is not directly proportional. Nevertheless, the Company believes software support fees are likely to increase modestly during fiscal year 1997 due to the increase in software license fees experienced over the last several quarters.

    Training fees, custom document fees and other miscellaneous sales increased by 29% for the quarter ended March 31, 1997 compared to the quarter ended March 31, 1996. This period-to-period increase resulted from an increase in training and consultation fees. The increase in these fees was due to a combination of increased demand for these services and an increase, beginning in the quarter ended September 30, 1996, in the daily fee charged for on-site training. The Company expects its training fees to increase modestly during fiscal year 1997 compared to fiscal year 1996, due to a combination of increased demand driven by new products and, the increase in the daily fee charged for on-site training.


COST OF REVENUES

Three months ended March 31,
(In thousands)                    1997    1996    Change
---------------------------------------------------------
Software license fees             $366    $390      (6%)

Percentage of software
  license fees                     21%     23%
---------------------------------------------------------
Software support fees              482     383       26%

Percentage of software
   support fees                    32%     27%
---------------------------------------------------------
Other                              176     121       45%
Percentage of other                55%     49%
---------------------------------------------------------
Total cost of revenues          $1,025    $894       15%

Percentage of net revenues         29%     27%
---------------------------------------------------------

Cost of software license fees includes the purchase and duplication of disks, product documentation, license fees under the Tuttle & Co. marketing agreement for Loan Officer Plus for Windows, and amortization of capitalized software development costs. As a percentage of software license fees, cost of software license fees decreased from 23% to 21% for the quarter ended March 31, 1997 compared to the quarter ended March 31, 1996. This decrease was primarily due to software license fees increasing while the cost of software license fees decreased slightly due to a modest decrease in amortization of capitalized software development costs. Amortization of capitalized software development costs decreased modestly to $313,000 in the quarter ended March 31, 1997 compared to $354,000 for the same quarter in the previous year. The Company expects the dollar amount of its amortization of capitalized software development costs to hold steady or decrease slightly for the remainder of fiscal year 1997.

    Cost of software support fees includes salaries and other costs related to providing telephone support, and the purchase, duplication and shipping of disks associated with software updates. As a percentage of software support fees, cost of software support fees increased from 27% to 32% for the quarter ended March 31, 1997 compared to the quarter ended March 31, 1996. This increase was primarily due to the costs associated with a major software update during the quarter ended March 31, 1997 compared to the quarter ended March 31, 1996, which did not have a major software update. Looking forward, because the level of staffing and customer service expenses are related to the size of the Company's customer base and the number of different products offered and updated, the Company expects the dollar cost of software support fees to increase in accordance with its customer base and expanded product offering, and to remain flat or increase slightly as a percentage of software support fees.

    Cost of other revenue includes the purchase and duplication of disks associated with custom documents, the salaries and reimbursable expenses for the customer service department employees who provide training services and the net cost of the Company's annual MortgageWare software users' group meeting. As a percentage of other revenue, cost of other revenue increased from 49% to 55% for the quarter ended March 31, 1997 compared to the same period the previous year. This increase was primarily due to an increase in staff and related expenses for the Training Group in response to the increased demand for training services discussed above.

OPERATING EXPENSES

Three months ended March 31,
(In thousands)                    1997     1996     Change
----------------------------------------------------------
Product development               $552     $464       19%

Percentage of net revenues         16%      14%
----------------------------------------------------------
Sales & marketing                1,082    1,098      (1%)

Percentage of net revenues         31%      33%
----------------------------------------------------------
General & administrative           789      708       11%

Percentage of net revenues         22%      21%
----------------------------------------------------------

Product development expenses include salaries for software developers and analysts, facilities costs and expenses associated with computer equipment used in software development. Product development expenses increased by 19%, from $464,000 to $552,000, for the quarter ended March 31, 1997 compared to the quarter ended March 31, 1996. Product development expenses as a percentage of net revenues, increased from 14% to 16% for the quarter ended March 31, 1997 compared to the same period in 1996. The dollar and as a percentage of revenues increase, was primarily due to increased staffing associated with new products released during fiscal year 1997. The Company capitalized $278,000 and $194,000 of development expenditures for the quarters ended March 31, 1997 and 1996 respectively. The Company released two new products, MortgageWare Loan Servicing and BuilderBlock$ during the quarter ended September 30, 1996. Additionally, the Company released MortgageWare InfoLINQ during the quarter ended March 31, 1997 and plans to release MortgageWare MarketLINQ during the fourth quarter of fiscal year 1997. Accordingly, the Company anticipates an increase in both capitalized development expenditures and product development expense for the remainder of fiscal year 1997.

    Sales and marketing expenses include salaries, sales commissions, as well as travel and facility costs for the Company's sales and marketing personnel. Sales and marketing expenses also includes advertising and trade shows. As a percentage of net revenues, sales and marketing expenses decreased from 33% to 31% for the quarter ended March 31, 1997 compared to the same period in the previous year. This decrease is primarily due to lower salary and commission expenses that were somewhat offset by increased promotional expenses and market research.

    General and administrative expenses include costs related to finance, purchasing, order fulfillment, administration and facilities costs. As a percentage of net revenues, general and administrative expenses increased from 21% to 22% for the quarter ended March 31, 1997 compared to the same period the previous year. This increase is primarily due to a combination of a modest increase in staffing and higher non-recurring maintenance expenses. As a percentage of net revenues, the Company expects general and administrative expenses to hold steady or decrease slightly for the remainder of fiscal year 1997.

NET INTEREST AND OTHER INCOME

Three months ended March 31,
(In thousands)                 1997   1996     Change
------------------------------------------------------
Net interest and other
    income (expense)            $166    $191    (13%)
Percentage of net revenues        5%      6%
------------------------------------------------------

Interest income was $172,000 and $192,000 for the quarters ended March 31, 1997 and 1996 respectively. The decrease in interest income was due to a slightly lower investment portfolio balance.

    As of March 31, 1997, the Company had no interest-bearing debt outstanding, and anticipates no new debt financing in the foreseeable future. Accordingly, the Company expects net interest and other income for the foreseeable future to reflect net interest income.

INCOME TAXES

Three months ended March 31,
  (In thousands)                1997    1996       Change
  --------------------------------------------------------
  Income taxes                     $91    $129      (29%)

  Effective tax rate               36%     35%
  --------------------------------------------------------

The provision for income taxes includes federal and state income taxes currently payable or receivable, and deferred taxes arising from temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.

LIQUIDITY AND CAPITAL RESOURCES

    Working capital, which consists principally of cash, cash equivalents and short-term investments was $11,265,000 as of March 31, 1997, compared to $14,218,000 at June 30, 1996. Cash and cash equivalents increased by

$2,454,000 for the nine months ended March 31, 1997. Additions to cash and cash equivalents included $3,346,000 provided by operating activities. Additionally, $3,021,000 was provided by the sales and maturities of short-term investments. Principal uses of cash and cash equivalents included $2,561,000 for the repurchase of common stock, $681,000 of capitalized software costs, and the purchase of $444,000 of property and equipment.

    Although the Company at March 31, 1997 has no material commitment for additional capital expenditures, it expects to spend approximately $600,000 for the fiscal year ending June 30, 1997, primarily for computer software and equipment.

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

NEW ACCOUNTING STANDARD

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share (Statement 128). This statement establishes standards for the computation, presentation, and disclosure of earnings per share (EPS), replacing the presentation of currently required Primary EPS with a presentation of Basic EPS. It also requires dual presentation of Basic EPS and Diluted EPS on the face of the income statement for entities with complex capital structures. Basic EPS, unlike Primary EPS, excludes all dilution while Diluted EPS, like the current Fully diluted EPS, reflects the potential dilution that could occur from the exercise or conversion of securities into common stock or from other contracts to issue common stock. Statement 128 is effective for financial statements for periods ending after December 31, 1997, including interim periods, and earlier application is not permitted. When adopted, the Company will be required to restate its EPS data for all prior periods presented. The Company does not expect the impact of the adoption of this statement to be material to previously reported EPS amounts.

     PART II.  OTHER INFORMATION


     ITEM 1.      LEGAL PROCEEDINGS

                  None

     ITEM 2.      CHANGES IN SECURITIES

                  None

     ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

                  None

     ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None

     ITEM 5.      OTHER INFORMATION

                  None

     ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

                  None

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATED:  May 8, 1997



                             INTERLINQ SOFTWARE CORPORATION
                             (Registrant)



                             /s/ Stephen A. Yount
                             -------------------------------------
                             Stephen A. Yount
                             Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

                                EXHIBIT INDEX



Exhibit Number          Description

      27                Financial Data Schedule