Form 10-K
period 1997-06-30
INTERLINQ SOFTWARE CORP
filed 1997-09-26
CIK 802242

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549





                                    FORM 10-K
(Mark One)

X Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended JUNE 30, 1997

                                       OR

__ Transition report pursuant to Section 14 or 15(d) of the Securities Exchange Act of 1934

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

                                 (425) 827-1112
              (Registrant's telephone number, including area code)


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on September 23, 1997 as reported on the Nasdaq National Market, was approximately $24,499,000

As of September 23, 1997, there were 5,297,012 shares of the Registrant's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Company's definitive proxy statement for the annual meeting of shareholders of the Company to be held on November 5, 1997, which will be filed with the Securities and Exchange Commission within 120 days after June 30, 1997 are incorporated by reference into Part III of this report.


--------------------------------------------------------------------------------

PART I

ITEM 1. BUSINESS

OVERVIEW

   INTERLINQ Software Corporation ("INTERLINQ" or the "Company") works closely with clients to provide comprehensive systems and business solutions for the residential mortgage and construction lending industry. The Company offers a suite of products that together, make up MortgageWare Enterprise ("MW Enterprise"). MW Enterprise provides a business model for the mortgage lending industry, based on enterprise-wide solutions for greater operational efficiency, real-time access to data, and cost-effective means for managing and integrating information. It is designed to automate and streamline business processes companywide in order to lower the cost of each loan transaction. Equally important to the bottom line, an integrated system of reliable information is created by MW Enterprise for analysis within the company. Data is entered only once, managed from a central point, and accessible from every desktop via a browser-based intranet environment. Using this business model, information can be leveraged to perform a variety of mission-critical applications companywide -- from matching loan programs to a lender and borrower's needs, to risk analysis of all loans within an organization.

   MortgageWare products are installed and currently supported by the Company for approximately 2,000 customers in 7,000 locations.

   INTERLINQ's target market is the approximately 32,500 financial institutions in the United States. According to Company estimates based on available industry data, this market is comprised of approximately 20,000 mortgage brokers and bankers, 6,000 banks, 4,500 credit unions and 2,000 savings institutions.

   The Company expects future revenue growth to come from the sale of mortgage loan servicing technology as well as from the sale of technology designed to provide customers with information access and content, complimenting its current products which address operational efficiency and decrease the costs of each loan transaction. In the near term, continued penetration of the loan production market, new penetration of the mortgage loan servicing market, and additional sales of products and support services to existing customers with its current products, are expected to provide the majority of the Company's revenue. The Company has planned releases of new products and upgrades to existing products scheduled for fiscal 1998.

   There is no assurance that the Company will be successful in attracting new customers in the loan production and servicing market, or that its existing customers will continue to purchase the Company's products and support services. In addition, there is no assurance that the Company's new products and services will be released in a timely fashion that, if and when released, new products or services will be well received by its target market or that others will not successfully develop competing products and services. Each of these events could have a material adverse effect upon the Company's revenues, gross margins and cash flows.

   The Company was incorporated in Washington in 1982. Its principal executive office is located at 11255 Kirkland Way, Kirkland, Washington 98033 and its telephone number is (425) 827-1112.

INTERLINQ'S STRATEGY

   The Company's strategy is to provide easy-to-use, PC-based software solutions marketed through a direct sales force and to maintain long-term customer relationships which generate recurring revenue.


     Easy-to-Use Software

     INTERLINQ believes its customers require software solutions that are specifically designed for financial institutions and that are easy to use and support. Because the residential mortgage and construction lending processes are complex and many of these processes are performed by individuals with little computer experience, the Company's strategy is to provide software solutions that can be purchased, installed and used without extensive technical knowledge. In order to provide consistent, high-quality support and service, the Company does not create customized software. The Company does, however, provide customized integration of MW Enterprise and has, from time to time, upgraded its products with certain customers on a "pay for priority" basis. Product upgrades, nevertheless, often include modifications and enhancements requested by customers.


     PC Platform

     The Company believes that reductions in the cost of and increases in the computing power of PCs make its systems increasingly affordable for even small financial institutions. The Company's software runs on industry-standard PCs and networks, thereby providing power, flexibility, ease of use and distribution of workload at a price that the Company believes cannot be matched by minicomputer or mainframe solutions.


     Direct Sales Force

     The Company believes that industry specific expertise and knowledge of that industry's technology demands is required to sell its products, and therefore, employs a direct sales force. Its sales personnel are skilled in both residential mortgage and construction lending, as well as PC-based software applications. The Company believes that maintaining its own sales force allows it to develop long-term customer relationships.


     Long-term Customer Relationships

     INTERLINQ attempts to build long-term relationships with its customers by providing them with personal contact from management, proactive implementation of training and installation, and continuing services such as consulting, toll-free telephone support and participation in user groups. The Company regularly uses an outside research firm to monitor customer satisfaction as well as industry based survey research to stay abreast of industry needs. The Company believes that its focus on the customer and the industry strengthens its recurring revenue opportunities and decreases the possibility of customer attrition to competitive products.

PRODUCTS AND SERVICES

The following table briefly describes INTERLINQ's MortgageWare Enterprise products:

POINT-OF-SALE AND ORIGINATION

Entre Allows loan officers to prequalify applicants in the field through the use of a Windows-based software that runs on a laptop computer

Origination             Allows loan officers to enter loan applications directly
                        into a PC, either in the office or in the field


MORTGAGE LOAN MANAGEMENT SYSTEM (LMS)

Qualifying              Allows quick assessment of a potential borrower's
                        ability to qualify for a loan.

Processing              Handles loan application data entry, document tracking
                        and database maintenance

Closing Produces closing documents, including jurisdiction-specific promissory notes and mortgages or deeds of trust

Settlement              Enables a lender or settlement agent to manage checking
                        accounts, print checks and report IRS data

Tracking Produces management reports designed to meet each customer's particular needs

MortgageWare for        Provides brokers with a scaled-down version of the
   Brokers              MortgageWare LMS designed to meet their specific needs
                        for product and pricing



SECONDARY MARKETING

Secondary Marketing     Allows lenders to evaluate and manage the risk of
                        selling loans on the secondary market

MarketLINQ              Serves as a central point of data entry and
                        maintenance for all mortgage loan programs and rates, providing automatic distribution enterprise-wide.


LOAN SERVICING

Loan Servicing          Provides lenders with a complete and cost-effective
                        Windows-based loan servicing solution

Servicing Gateway       A streamlined version of Loan Servicing designed for
                        lenders holding loans for sale


CONSTRUCTION LENDING

BuilderBLOCK$           Provides ability to service and report essential
                        components of a construction loan


ANALYSIS AND COMMUNICATIONS

InfoLINQ Provides mortgage lenders with a complete intranet-based environment in which to collect, extract, and distribute business analysis

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

Interfaces              Utilizing our SmartLINQ technology, customers can
                        interface to other products and systems

INTERLINQ's believes its strength lies in its ability to provide customers with an integrated approach to originating, servicing, and analysis of loans. The Company offers a variety of products for strategic and tactical business solutions in the mortgage industry, including the MortgageWare Loan Management System, MortgageWare for Brokers, MortgageWare MarketLINQ, MortgageWare Entre, MortgageWare InfoLINQ, MortgageWare Loan Servicing, MortgageWare Secondary Marketing, and BuilderBLOCK$. Together, these technology tools enable the MortgageWare Enterprise business model--a means for greater operational efficiency enterprise-wide, faster access to information, and cost-effective management of information content.

     MortgageWare Entre. Provides loan officers or brokers ("Originators") with tools to tailor loan programs, enabling better customer service and more expedient completion of each loan application. Designed to improve communication between Originators in the field and the processing department, MortgageWare Entre increases accuracy, timeliness, and back-office tracking of each loan. The Company believes that MortgageWare Entre gives Originators a competitive advantage by enabling them to quickly prequalify borrowers for purchases and refinances, show side-by-side comparisons of different loan programs, take the loan application, give the borrower conditional loan approval on the spot, and produce professional-looking open-house flyers. Additionally, this Windows-based system includes a contact manager for efficient follow-up.

     MortgageWare Loan Management System. The core product in the MortgageWare family, the MortgageWare Loan Management System, is a PC-based system for residential mortgage loan management, is currently installed in more than 7,000 locations. The latest version of this system has been upgraded to mirror the enterprise-wide data access enhancements of MortgageWare Entre, the Company's laptop origination tool, including the ability to order risk grade evaluation and mortgage insurance through Freddie Mac's Loan Prospector Second Generation, and the ability to request underwriting directly from Fannie Mae. This version has also been enhanced to receive tiered pricing from MarketLINQ, so that lenders can compare actual locked interest rates against rate sheet data. This "intelligent" system directs and streamlines the flow of work throughout a company, supporting the transition from individual workflow to an organizational workflow that boosts efficiency across the entire enterprise.

     MortgageWare Loan Management System is a modular system that addresses qualifying, point-of-sale origination, processing, closing, settlement, pipeline tracking and management, and inter-branch electronic communications. MortgageWare TC, currently under development, is a Web-based, thin-client version of the MortgageWare Loan Management System. With this technology, the Company believes lenders will be able to support distributed MortgageWare throughout a geographically dispersed user community, thereby enhancing operational efficiency and realizing cost benefits.

   MortgageWare Secondary Marketing. Secondary Marketing refers to managing the risk of financial loss in the origination and subsequent selling of mortgage loans. In order to maximize profit from the sale of loans in the secondary market, an organization's Secondary Marketing Department requires pipeline information to price loan products and hedge their position. INTERLINQ's Secondary Marketing product offers lenders the ability to examine in-process loans to determine how best to meet loan sale commitments the lender may have made to Fannie Mae, Freddie Mac or other secondary market investors. This product has a visual spreadsheet-style user interface which is designed to enhance its ease of use.

MortgageWare MarketLINQ. A Windows 95-based product, MarketLINQ serves as a central point of data entry and maintenance for all mortgage loan programs and rates including tiered pricing, which allows an administrator to electronically distribute up-to-date information enterprise-wide on demand. This program ensures that data is entered into the system only one time -- whether it's being used for in-house purposes (such as determining how many current loans are at risk of defaulting), or by a loan officer working to obtain the best interest rate for a borrower. Direct links into Knight-Ridder and Dow Jones Telerate enables the pricing for loan programs to be efficiently managed and rapidly recalculated as changes in mortgage pricing occur (often multiple times daily).

   MortgageWare Loan Servicing System. The Company believes that its MortgageWare Loan Servicing enhances a customer's profitability by moving from the current "rent model" to a "buy model." An alternative to service bureau and mainframe-based servicing is offered by the Company. MortgageWare Loan Servicing was designed to exceed industry standards, while being offered at a highly competitive price-point for the industry, along with no-charge access to a customer's servicing information, allowing servicers to gain a cost and information advantage. MortgageWare Loan Servicing utilizes a 32-bit Windows client-server architecture, coupled with advanced information features that automate and manage business events for a loan servicer.

     Servicing Gateway. A streamlined version of Loan Servicing, Servicing Gateway is an abbreviated, low-cost product designed specifically for those lenders holding loans for sale, so they can collect payments and account for interest paid without the cost of a full servicing operation.

   BuilderBLOCK$. For construction lending, BuilderBLOCK$ offers a Windows-based system that simplifies and streamlines the management of construction loans. This construction lending product offers an alternative to manual or spreadsheet calculations. The product enables users to automatically prepare 1099 and 1098 forms, enter draw requests, track inspections and print checks. Key features include the automation of IRS reporting for both suppliers and borrowers; the ability for lenders to compare the percentage of building completion against the percentage of funds disbursed to date; and the maintenance of a historical record of all transactions by supplier and contractor. The system is designed to provide quick and easy entry of inspection data; one screen captures information for all loans, and the information is then automatically transferred to each individual loan.

     MortgageWare InfoLINQ. Introduced in January 1997, MortgageWare InfoLINQ integrates all of INTERLINQ's products to create the synergy of the MW Enterprise business model. InfoLINQ provides mortgage lenders one of the first, complete intranet-based environments in which to collect, extract, and distribute business information. Data in all operational systems of MW Enterprise is accessible for the automated creation and distribution of real-time business reports and analyses through easy-to-use browser-based desktops, to users throughout the enterprise.

     Rather than committing resources to gathering and crunching of loan data, InfoLINQ users can access real-time information via a customizable "desktop" that is similar to a Web site. InfoLINQ automatically distributes information to each desktop based on what company information is relevant to each user's job. Users can tailor their desktops to most efficiently review the information they want to track, helping them to quickly respond to changes in the market, and optimize profitability. InfoLINQ users can access the MortgageWare database from any location on a PC, to speed the process of researching and analyzing the entire mortgage business. This means that after mortgage professionals begin to move a business transaction through the pipeline -- fueled by competitive decisions based on InfoLINQ's access to real-time information and industry-wide analysis -- MortgageWare can be called on to move the process through the pipeline's final stages.

   Other MortgageWare Information Management Tools. INTERLINQ frequently develops products that it believes speed up the cycle of mortgage loan creation. Other products the Company offers include:

   COMLINQ. INTERLINQ's electronic communications system is designed to provide a fast, yet easy, method of transferring MortgageWare data between headquarters, branch offices and origination systems.

   MortgageWare MultiTrac. Multi-tasking capabilities have been added to MortgageWare Loan Management System via MultiTrac, providing one of Windows' main advantages, while retaining MortgageWare functionality.

     New Products Under Development

   MortgageWare TC. A browser-based version of the MortgageWare Loan Management System scheduled to ship by the end of 1997, is the first mortgage loan management system to take advantage of the thin-client technology that the Company believes will become the future industry standard. Not only does an enhanced graphical interface heighten MortgageWare's ease-of-use, but thin-client technology also provides cost and efficiency benefits through central management of technology and upgrades at the server level -- lowering costs of managing the desktop and the system. In addition, the improved remote access capabilities allowed with thin-client technology enable lenders to work effectively over a true wide area network (WAN).

   MortgageWare TC is designed to provide quick and easy access through a Web browser to MortgageWare's integrated modules for each step in the cycle of generating and processing a mortgage loan. All of these modules work from a single database, so information has to be input only once and can be immediately accessed by any authorized user. The Company believes that these features, combined with the capabilities of InfoLINQ, facilitate accessing the most current information possible in a quick and intuitive manner.

   Secondary Marketing for Windows. Secondary Marketing for Windows is being designed to provide the ability for lenders to automate the process of selling individual loans on the secondary market to investors such as Fannie Mae, Freddie Mac and other secondary market investors. This product, which will interface with other MortgageWare products, is being designed to provide timely data capture from a customer's branch office to its main secondary marketing database, eliminating redundant data entry.

     Complementary Products and Services

     INTERLINQ provides training, implementation services and consulting services to assist its customers in the use of its software. These services are typically performed at the customer's location and are tailored to meet the customer's needs. Customers may also attend regional training seminars or consult one of the Company's regionally based trainers for individual assistance.

     Electronic forms and custom electronic documents necessary in the loan production process are available to INTERLINQ customers through a special marketing agreement with CBF Systems, Inc., VMP Mortgage Forms Division (VMP). Under this agreement, customers are introduced to these products by INTERLINQ's direct sales force. Responsibility for producing, maintaining compliance, and shipping documents to customers is held by VMP. INTERLINQ receives a portion of the revenue collected by VMP.

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

     The Company has a Major Account Services group to serve the needs of its largest customers. As of June 30, 1997, 38 of its customers were included in the program. The Major Account Services staff acts as liaison for each major account customer, following up on issues and setting priorities for system enhancements. With this program, the Company believes that it can better address the needs of its largest customers and improve overall service for all its customers.

PRODUCT DEVELOPMENT

     The MortgageWare product line continues to evolve, with input from many sources, including customers who submit software enhancement request forms suggesting corrections or enhancements, as well as advisory panels for each product. The Company also maintains a database of all product support calls, which provides feedback to its Product Development Department.

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

     INTERLINQ examines new technologies and platforms on an ongoing basis to determine their potential benefits to customers. The Company currently develops products using the DOS, Windows NT and Windows 95 operating systems, ODBC compliant database options (SQL Server(TM) and MS Access(TM)) Web browser-based interfaces and thin-client technology, and Visual C++ , ACTIVE X programming tools on a PC network. Currently, the MortgageWare Loan Management System and Secondary Marketing product run under the DOS operating system and on major PC networks. A Windows version of Secondary Marketing is planned for fiscal year 1998. Additionally, a thin-client version of the MortgageWare Loan Management System is scheduled to be released by the end of calendar 1997. The Company's other products --MortgageWare Entre, Loan Servicing, MarketLINQ, Servicing Gateway and BuilderBLOCK$--all run under the Windows operating system. The Company's software is generally written in the C language for speed, reliability and ease of maintenance. The Company writes screens, reports and documents in a simple object-oriented language to reduce development time.

SALES AND MARKETING

     The Company employs a direct sales force for all of its markets because it believes that considerable expertise is required to sell its products and that strong customer relationships are key to its success. The Company's direct sales force consists of national sales managers and account/sales executives. These personnel are supported by sales administration and inside sales representatives. As of June 30, 1997, the Company employed 17 sales executives located throughout the country who are each responsible for an assigned geographic territory. An additional sales representative is exclusively devoted to sales of INTERLINQ'S servicing products. Sales executives are expected to maintain relationships with existing customers and are responsible for the generation of new business and expansion of existing business. Sales administration representatives handle contracts and other administrative details, and inside sales representatives qualify sales leads, setting appointments for account and sales executives, and managing much of the sales follow-up.

     Sales leads are generated through various sources, including magazine advertising, industry databases, trade shows, purchased lists, direct mail, telemarketing, customer referral and membership in various trade organizations. The Company tracks lead sources to determine the most cost-effective use of its promotional budget.

     The Company offers an unconditional, 60-day, money-back guarantee on most of its products. To date, it has not experienced significant returns under this guarantee.

     Effective October 1, 1995 the Company amended an existing co-marketing agreement with CMCI Corporation ("CMCI"). The agreement provides for discounted software sold to credit unions through CMCI and a referral fee paid to CMCI for software sold to credit unions directly by the Company and adds conditions allowing for the transfer of CMCI customers to INTERLINQ. The transfer is to take place by September 30, 1998 at which time the agreement is to expire. The Company believes that CMCI's familiarity with credit unions provides the

Company with a strategic advantage in that market. Revenues under the CMCI arrangement accounted for less than 2% of the Company's net revenues in fiscal year 1997.

     Licensing Options

     To attract and retain a wide diversity of customers in the residential mortgage lending industry, the Company has developed three licensing options for its products:

     Purchase Option. Under this option, the Company's customers may purchase a standard non-exclusive software license to use its products. The Company offers financing for the purchase option and, for an additional annual fee, provides product support services. Approximately 95% of the Company's customers select the purchase option and the additional support services.

     Partnership Plan Option. Under the Partnership Plan option, customers pay an initial commitment fee, plus a monthly fee based upon the number of loan applications entered into the system. The Partnership Plan option includes the MortgageWare LMS software and software support and is targeted to customers who are unwilling or unable to make the capital commitment associated with the purchase option.

     Rental Option. Because customers may not wish to commit to the purchase option or the Partnership Plan option, the Company created a limited-capacity version of the MortgageWare LMS software for brokers that is available on a monthly rental plan. In addition, the Secondary Marketing product is also available on a monthly rental plan.

CUSTOMERS

     The Company's customer base is geographically diverse and covers a broad range of sizes and types of financial institutions. MortgageWare products are installed and currently supported for approximately 2,000 customers in 7,000 locations in all 50 states plus Puerto Rico, Guam, and the U.S. Virgin Islands. This customer base is currently comprised of approximately 750 mortgage brokers and bankers, 650 banks, 500 credit unions and 100 savings institutions. In fiscal year 1997, no single customer accounted for more than 3% of the Company's net revenues.

COMPETITION

     The market for the Company's software products is highly competitive. The Company competes with software vendors offering integrated financial services packages, software consultants and value-added resellers who deliver custom or customized software products, in-house management information services and programming resources of some of the Company's larger existing and potential customers, as well as software vendors offering specialized products for the mortgage lending industry. The Company believes the main competitive factors include price, operating platform compatibility and customer support. Some competitive products cost significantly less than MortgageWare software, and price-sensitive buyers tend to choose these products. Many competitors market competing products on mainframe, mini-computer and PC platforms with a wide array of pricing and have significantly greater financial, technical, marketing and sales resources than the Company; some offer financial services products not offered by the Company. The Company believes it is the leading provider of PC-based software for residential mortgage lending solutions.

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

MORTGAGE LENDING REGULATIONS

     The residential mortgage lending industry is subject to a variety of government regulations, including the Equal Credit Opportunity Act, the Truth-in- Lending Act, the Real Estate Settlement Procedures Act and the Home Mortgage Disclosure Act, which prohibit discrimination and require the disclosure of certain basic information to borrowers concerning credit terms and settlement costs. Additionally, there are various federal, state and local laws and regulations that govern mortgage lending activities, including consumer protection and usury statutes. Entities engaged in making and selling mortgage loans are often subject to the rules and regulations of one or more of the investors, guarantors and insurers of residential mortgage loans, including the Federal Housing Authority, the Veteran's Administration, Fannie Mae, Freddie Mac and the Government National Mortgage Association. These agencies regulate the origination, processing, underwriting, selling, securitizing and servicing of mortgage loans, prohibit discrimination, establish underwriting guidelines provide for inspections and appraisals, require credit reports on prospective borrowers and fix maximum loan amounts and interest rates.

     Failure to comply with these laws and regulations could lead to a lender's loss of approved status, termination of its servicing contracts without compensation, demands for indemnification or loan repurchase, class action lawsuits and administrative enforcement actions. Should loan production processes or documentation arising from use of the Company's products result in a customer's violation of such requirements, such customer, or the government authority whose requirements were not met, might claim that the Company is responsible, which could have an adverse effect upon the Company and its reputation in the mortgage lending industry. On October 2, 1995 the Company entered into an agency and compliance delegate agreement with CBF Systems, Inc, VMP Mortgage Forms Division (VMP). Under the terms of this agreement VMP assumes compliance responsibility for all documents sold by and through the Company.

MANUFACTURING

     The principal materials used in the Company's products include computer diskettes and documentation. The manufacturing process includes the development and testing of software by the Company, plus the production of a master copy for duplication. The Company contracts with an outside source for all disk duplication for major product releases and updates. Accompanying documentation, which is minimal since most documentation is on-line, is created by the Company and sent to an outside source to be reproduced. The Company generally ships products within a few business days after receipt of an order. Normally the Company has little or no backlog, but has experienced occasional backlogs. At June 30, 1997, the Company's backlog was not material.

CERTAIN FACTORS

     The Company is unable to accurately estimate unit sales of its products and the volume of annual support contracts that its customers will purchase due to the nature of the software markets generally and, in particular, the residential mortgage lending market. In early 1994, the residential mortgage lending market experienced a reduction in mortgage refinance volumes due to a sharp rise in interest rates. The Company experienced a significant decrease in net revenues, operating income and net income during the fourth quarter of fiscal 1994 which continued through most of fiscal year 1995. During fiscal years 1997 and 1996, as a result of the moderate increase in mortgage lending and refinance volumes, the Company has seen increases in revenues, operating income and net income.

EMPLOYEES

     As of August 31, 1997, the Company employed 133 people, including 31 in sales and marketing, 40 in product development, 39 in customer service and 23 in operations. None of the Company's employees is represented by a labor union, and the Company believes that its relationship with its employees is good.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company, as of September 27, 1997, are as follows:

             NAME                   Age                          Position
-------------------------------    ------     -------------------------------------------------------------
Jiri M. Nechleba                     39       President and Chief Executive Officer
Stephen A. Yount                     40       Vice President-Finance, Chief Financial Officer and Secretary
Patricia R. Graham                   44       Vice President-Sales and Marketing
David A. Sperline                    48       Vice President-Customer Service


   JIRI M. NECHLEBA has been President and Chief Executive Officer since September 11, 1995. From 1993 through August, 1995, he served as Senior Vice President and General Manager of SolutionWare, a subsidiary of A.C. Nielsen, a division of Dun & Bradstreet, and a provider of information systems to the consumer packaged goods industry. From 1985 to 1993, Mr. Nechleba was an independent management consultant to a variety of industries. Mr. Nechleba holds two Bachelor of Science degrees from the Massachusetts Institute of Technology.

   STEPHEN A. YOUNT has been Vice President-Finance, Chief Financial Officer and Secretary of the Company since October 1991. Additionally, upon the resignation of the Company's President and Chief Executive Officer, Robert M. Delf in January, 1995, Mr. Yount was appointed Interim President by the Board of Directors. He continued in this capacity until the hiring of Jiri Nechleba as President and Chief Executive Officer on September 11, 1995. During 1991, Mr. Yount held a temporary position with PF Industries & Acrotech, Inc., an aerospace company, where he served as Chief Financial Officer. From 1989 to 1991, Mr. Yount was the President and Chief Financial Officer of PacSoft Incorporated, a civil engineering software firm. Mr. Yount earned a CPA certificate in 1982 and holds a BA in Business Administration from the University of Washington.

   PATRICIA R. GRAHAM has been Vice President-Sales and Marketing of the Company since March 25, 1996. From 1990 to 1995, she was with A.C. Nielsen Co., a subsidiary of Dun & Bradstreet and served in various capacities including executive vice president. From 1981 to 1990 she was employed by Information Resources, Inc. and departed holding the position of Senior Vice President. Ms. Graham holds a Masters degree in political science from Rutgers University.

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

ITEM 2. PROPERTIES

The Company is currently subleasing and occupying approximately 46,000 square feet of office space in Kirkland, Washington. This sublease expires in November 1998 and does not contain a renewal option. The Company believes that its current facilities will be adequate for its needs through the end of fiscal year 1998, as well as the remaining term of the sublease. Because the Company does not have a renewal option for its current facilities, it anticipates a thorough evaluation of the available office space near its current headquarters in Kirkland, Washington. As of September 1997, the vacancy rate has declined for office space and, accordingly, lease rates have increased substantially in the geographic area where the Company's headquarters are located. Accordingly, the Company anticipates a potential substantial increase in its lease rate for its current facility or another facility when the current sublease expires in November 1998.

ITEM 3. LEGAL PROCEEDINGS

The Company is not party to any litigation that would have a material adverse effect on the Company or its business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 1997.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   The Common Stock has traded on the Nasdaq National Market under the symbol INLQ since April 27, 1993. The Company has 2,812 shareholders as of September 23, 1997, based on computations including participants in security positions listings, as defined by Rule 17Ab-8 of the Exchange Act. Presented below are quarterly closing stock price ranges as reported on Nasdaq National Market for the periods indicated.

                                                      HIGH                Low
                                                   ------------        ----------
Fiscal year ended June 30, 1998
First quarter (through September 23, 1997)             $4.63              $3.50
Fiscal year ended June 30, 1997
Fourth quarter                                         $4.13              $3.63
Third quarter                                           6.00               3.75
Second quarter                                          5.50               3.50
First quarter                                           4.50               3.38
Fiscal year ended June 30, 1996
Fourth quarter                                         $5.50              $3.19
Third quarter                                           3.75               2.88
Second quarter                                          3.50               3.00
First quarter                                           4.13               3.25


   The Company has never paid dividends on its Common Stock. The Company intends to retain future earnings for use in its business and therefore does not anticipate paying dividends in the foreseeable future. There is no assurance that the Company will ever pay dividends on its Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

Years Ended June 30,                                               1997         1996           1995          1994            1993
------------------------------------------------                 --------     ---------      --------      --------        -------
(In thousands except per share data)
STATEMENTS OF OPERATIONS DATA:
     Net revenues:
         Software license fees                                    $ 7,055       $ 6,232       $ 4,314       $11,438        $10,122
         Software support fees                                      6,073         5,773         5,483         4,707          2,824
         Other                                                      1,239         1,088         1,196         2,344          2,086
                                                                 --------     ---------      --------      --------        -------
              Total net revenues                                   14,367        13,093        10,993        18,489         15,032
                                                                 --------     ---------      --------      --------        -------
     Cost of revenues:
         Software license fees                                      1,500         1,653         1,424         1,244          1,188
         Software support fees                                      1,856         1,678         1,788         2,062          1,791
         Other                                                        683           589           642         1,014            943
                                                                 --------     ---------      --------      --------        -------
              Total cost of revenues                                4,039         3,920         3,854         4,320          3,922
                                                                 --------     ---------      --------      --------        -------
              Gross profit                                         10,328         9,173         7,139        14,169         11,110
                                                                 --------     ---------      --------      --------        -------
     Operating expenses:
         Product development                                        2,147         2,060         1,123           891            670
         Sales and marketing                                        4,011         4,230         4,244         5,801          4,366
         General and administrative                                 3,152         3,010         3,404         3,278          2,147
         Other general expenses - nonrecurring                      _____         _____           952         _____          _____
                                                                 --------     ---------      --------      --------        -------
              Total operating expenses                              9,310         9,300         9,723         9,970          7,183
                                                                 --------     ---------      --------      --------        -------
              Operating income (loss)                               1,018         (127)       (2,584)         4,199          3,927
     Net interest and other income (expense)                          719           811           676           322           (98)
                                                                 --------     ---------      --------      --------        -------
         Income (loss) before income taxes,
              extraordinary item and cumulative
              effect of change in accounting principle              1,737           684       (1,908)         4,521          3,829
     Income taxes                                                     627           251         (780)         1,532          1,368
                                                                 --------     ---------      --------      --------        -------
         Income (loss) before extraordinary
              item and cumulative effect of
              change in accounting principle                        1,110           433       (1,128)         2,989          2,461
     Extraordinary item - tax benefit of net
         operating loss carryforwards                               _____         _____         _____         _____            138
     Cumulative effect of change
         in accounting principle                                    _____         _____         _____         (109)          _____
                                                                 --------     ---------      --------      --------        -------
              Net income (loss)                                    $1,110          $433      ($1,128)        $2,880         $2,599
                                                                 ========     =========      ========      ========        =======
PER SHARE DATA:
     Income (loss) before extraordinary
         item and cumulative effect of
         change in accounting principle                              $.19          $.07        ($.19)          $.46           $.47
                                                                 --------     ---------      --------      --------        -------
     Net income (loss)                                               $.19          $.07        ($.19)          $.45           $.50
                                                                 --------     ---------      --------      --------        -------
     Weighted average number of common and
         common equivalent shares outstanding                       5,842         6,171         5,831         6,471          5,241
BALANCE SHEET DATA:
     Cash, cash equivalents and investments                       $13,831       $14,218       $14,373       $14,585        $14,434
     Working capital                                               11,623        12,823        13,638        13,753         13,233
     Total assets                                                  21,067        22,321        21,609        23,838         20,306
     Total shareholders' equity                                    16,050        17,771        17,338        18,703         16,121


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Prior to the mid 1980's, mortgage loans in the United States were originated in a manual and paper-intensive process. Then, beginning in the mid 1980's and running through the mid 1990's, the mortgage lending industry implemented its first wave of automation with PC-based software solutions for mortgage originations. During this period of time, the Company experienced rapid revenue and customer growth by providing its MortgageWare Loan Management System
- a robust, full-featured and cost-effective PC-based software solution. This first wave of automation was accelerated and amplified from 1992 to early 1994 as mortgage interest rates reached historically low levels and mortgage refinance volumes soared. Then, in early 1994, the Federal Reserve raised interest rates. This event immediately caused mortgage refinance volumes to plummet. As a result, lenders found themselves with excess labor and mortgage processing capacity. During the remainder of 1994 and for most of 1995, the Company believes that the industry was focused more on staff reduction, than adding new automated loan management systems.

     Mortgage lending rates available during the Company's fiscal years 1996 and 1997 reflected a lending environment that experienced a high degree of volatility. In spite of this volatility, the overall lending conditions have been considered favorable for the borrower compared to most historical measures. With this overall favorable lending environment, the Company believes that mortgage lending activity has increased, driven by an increase in financing of home sales and refinancing of existing mortgages. However, during the last half of fiscal year 1997, the Company began to observe a shift in the mortgage origination business. There appeared to be a trend towards sufficient production capacity coupled with a reduced profit margin. Although lending activity has increased, the Company believes that because most mortgage lenders have already automated their origination operations and have sufficient production capacity, the Company experienced only a modest increase in software license fees during fiscal year 1997 compared to fiscal year 1996 for its loan origination software.

     Historically, when mortgage origination volumes increased due to favorable lending rates, the Company experienced increased software license fees as lenders increased production capacity. The Company now believes that due to reduced profit margins, its customers are shifting their purchasing decisions to solutions that reduce unit costs and accordingly, increase profit margins, rather than increasing production capacity. During fiscal years 1996 and 1997, the Company focused its product development effort to provide a more diverse and integrated "enterprise" solution for the mortgage lending industry. It is the Company's belief that this broader "enterprise" solution will position the Company well for this recent change in the mortgage lending industry. This broader product offering focuses more on reducing the cost of originating, processing, and servicing a mortgage, than on solely increasing production capacity.

NET REVENUES

                                                         Increase
(In thousands)            1997      Increase   1996     (Decrease)   1995
--------------            ----      --------   ----     ----------   ----
Software license fees   $ 7,055        13%   $ 6,232        44%    $ 4,314
Software support fees     6,073         5%     5,773         5%      5,483
Other                     1,239        14%     1,088        (9)%     1,196
                        -------        --    -------        --     -------
Total net revenues      $14,367        10%   $13,093        19%    $10,993
                        =======        ==    =======        ==     =======

     Net revenues consist of software license fees, software support fees, and other revenues, which include training fees, custom document fees, and other miscellaneous sales, net of discounts and sales returns.

     Software license fees increased by 13% for fiscal year 1997 compared to fiscal year 1996, and increased by 44% for fiscal year 1996 compared to fiscal year 1995. The increase in software license fees in fiscal year 1997 compared to fiscal year 1996 was primarily due to a combination of the overall favorable lending conditions discussed above, which resulted in modest increases in software license fees for most previously developed products, and software license fees for three new products: MortgageWare Loan Servicing, MortgageWare InfoLINQ and MortgageWare MarketLINQ. The increase in software license fees in fiscal year 1996 compared to fiscal year 1995 was primarily due to a combination of the overall favorable lending conditions discussed above, which increased software license fees for previously developed products, and software license fees for three new products: MortgageWare Entre and interfaces to Freddie Mac's and Fannie Mae's automated underwriting systems.

     Software support fees increased by 5% for fiscal year 1997 compared to fiscal year 1996, and by 5% as well, for fiscal year 1996 compared to fiscal year 1995. These year-to-year increases reflected a combination of a modest number of new customer additions during fiscal years 1997 and 1996, and, to a lesser extent, a low, but fairly constant attrition rate in the installed customer base during both fiscal years. Due in part to changes, from time to time, in government regulations applicable to documentation required for residential mortgage lending, the vast majority of the Company's customers purchase annual software support agreements. However, because software support fees are recognized ratably over the term of the annual support agreement, whereas software license fees are recognized on product shipment, the percentage increase in software support fees compared to software license fees is not directly proportional. The Company believes software support fees are likely to continue to increase at a modest rate in fiscal year 1998.

     Other revenues -- training fees, custom document fees, and other miscellaneous sales -- increased by 14% for fiscal year 1997 compared to fiscal year 1996, and decreased by 9% for fiscal year 1996 compared to fiscal year 1995. The increase in other revenues in fiscal year 1997 compared to fiscal year 1996, was primarily due to an increase in on-site training fees. This increase in training fees was primarily due to an increase, beginning in the first quarter of fiscal year 1997, in the daily fee charged for on-site training. Additionally, the document fees from the marketing agreement with VMP Electronic Laser Forms increased substantially in fiscal year 1997 compared to fiscal year 1996. The Company expects these fees to continue to increase in fiscal year 1998. The decrease in other revenues in fiscal year 1996 compared to fiscal year 1995 was primarily due to a decrease in document fees. During the quarter ended December 31, 1995, the Company announced a marketing agreement with VMP Electronic Laser Forms to market their comprehensive library of mortgage lending documents to MortgageWare customers. The transition from the Company offering its own lending documents to offering this comprehensive library was slower than anticipated in fiscal year 1996. In addition to the expected increase in revenue from documents discussed above, the Company also expects an increase in consulting fees during fiscal year 1998 compared to fiscal year 1997, due to the Company's recent recognition of demand for its services to assist customers in effectively implementing and integrating its product suite to reduce the cost of originating and processing a mortgage loan, as well as providing timely and relevant information for its customers' decision-makers.

     Looking forward, the Company anticipates an increasing contribution to software license fees, and related increases to software support fees and other revenues, from its newer products MortgageWare Loan Servicing, MortgageWare InfoLINQ, and MortgageWare MarketLINQ. As discussed above, the Company believes the overall lending environment to be favorable as of the end of fiscal year 1997 despite experiencing a high degree of volatility. Nonetheless, there can be no assurance that mortgage lending rates will not increase or continue to experience a high amount of volatility. Such increases or continued volatility could have a material adverse effect on the Company's revenues, profitability, and financial condition. Even if lending rates stabilize, if such rates are perceived as being too high, homeowners and potential homeowners may delay decisions that would otherwise result in mortgage lending transactions. Such delays may have an adverse effect upon the Company's customers, and upon the Company and its operations.

COST OF REVENUES

                                                                         Increase                      Increase
(In thousands)                                             1997         (Decrease)         1996        (Decrease)         1995
-------------------------------------                     ------        ----------        ------       ----------        ------
Software license fees                                     $1,500            (9)%          $1,653            16%          $1,424
Percentage of software license fees                          21%           _____             27%          _____             33%
                                                          ------          ------          ------         ------          ------
Software support fees                                      1,856             11%           1,678           (6)%           1,788
Percentage of software support fees                          31%           _____             29%          _____             33%
                                                          ------          ------          ------         ------          ------
Other                                                        683             16%             589           (8)%             642
Percentage of other revenues                                 55%           _____             54%          _____             54%
                                                          ------          ------          ------         ------          ------
Total cost of revenues                                    $4,039              3%          $3,920             2%          $3,854
Percentage of net revenues                                   28%           _____             30%          _____             35%
                                                          ======          ======          ======         ======          ======


     Cost of software license fees includes the purchase and duplication of disks, product documentation, and amortization of capitalized software development costs. As a percentage of software license fees, cost of software license fees decreased from 27% to 21% for fiscal year 1997 compared to fiscal year 1996, and decreased from 33% to 27% for fiscal year 1996 compared to fiscal year 1995. The decrease for fiscal year 1997 compared to fiscal year 1996 was primarily due to a combination of software license fees increasing and the cost of software license fees decreasing. The dollar amount of cost of software license fees decreased 9% to $1.50 million for fiscal year 1997, compared to $1.65 million for fiscal year 1996. This decrease was primarily due to a decrease in amortization of capitalized software development costs associated with the MortgageWare Loan Management System for DOS that was partially offset by the introduction of amortization of capitalized software development costs for MortgageWare Loan Servicing released during the first quarter of fiscal year 1997. Amortization of capitalized software development costs was $1,290,000, $1,430,000, and $1,250,000 for fiscal years 1997, 1996, and 1995, respectively.
As a result of releasing several new products during fiscal year 1997 that will have amortization of capitalized software development costs, the Company expects the dollar amount of its amortization of capitalized software development costs to increase significantly for fiscal year 1998 compared to fiscal year 1997.

Cost of software support fees includes salaries and other costs related to providing telephone support, and the purchase, duplication, and shipping of disks associated with software updates. As a percentage of software support fees, cost of software support fees increased from 29% to 31% for fiscal year 1997 compared to fiscal year 1996, and decreased from 33% to 29% for fiscal year 1996 compared to fiscal year 1995. The increase in fiscal year 1997 compared to fiscal year 1996 was primarily due to a higher salary cost and a less efficient ratio of customer support staff to customers. The decrease in fiscal year 1996 compared to fiscal year 1995 was primarily due to a more efficient ratio of customer service support staff to customers. Looking forward, because the level of staffing and customer service expenses are related to the size of the Company's customer base and the number of different products offered, the Company expects the dollar cost of software support fees to increase in accordance with its customer base and expanded product offering, and to increase as a percentage of software support fees.

     Cost of other revenue includes the purchase and duplication of disks associated with custom documents, the salaries and reimbursable expenses for the employees who provide training and consultation services, and the net cost of the Company's annual MortgageWare software users' group meeting. As a percentage of other revenue, cost of other revenue increased slightly from 54% to 55% for fiscal year 1997 compared to fiscal year 1996 and was unchanged at 54% for fiscal year 1996 compared to fiscal year 1995. The slight increase in fiscal year 1997 compared to fiscal year 1996 was primarily due to a combination of a slightly higher payroll cost and increased depreciation from upgrading the trainers' equipment.

OPERATING EXPENSES

                                                                         Increase                      Increase
(In thousands)                                             1997         (Decrease)        1996         (Decrease)          1995
                                                          ------        ----------       -------       ----------         ------
Product development                                       $2,148              4%          $2,060             83%          $1,123
Percentage of net revenues                                   15%           _____             16%           _____             10%
                                                          ------          ------         -------          ------          ------
Sales and marketing                                        4,011            (5)%           4,230              0%           4,244
Percentage of net revenues                                   28%           _____             32%           _____             39%
                                                          ------          ------         -------          ------          ------
General and administrative                                 3,152              5%           3,010           (12)%           3,404
Percentage of net revenues                                   22%           _____             23%           _____             31%
                                                          ------          ------         -------          ------          ------
Other general expenses - nonrecurring                      _____           _____           _____           _____             952
Percentage of net revenues                                 _____           _____           _____           _____              9%
                                                          ------          ------         -------          ------          ------

     Product development expenses include salaries for software developers and analysts, facility costs, and expenses associated with computer equipment used in software development. As a percentage of net revenues, product development expenses decreased from 16% to 15% for fiscal year 1997 compared to fiscal year 1996, and increased from 10% to 16% for fiscal year 1996 compared to fiscal year 1995. The decrease for fiscal year 1997 compared to fiscal year 1996 is primarily due to net revenues increasing more than product development expenses. The increase for fiscal year 1996 compared to fiscal year 1995 is primarily due to a combination of increased costs associated with the development of new software products, MortgageWare Entre, MortgageWare Loan Servicing, and MortgageWare for Windows, and the maturity of MortgageWare for DOS requiring a greater percentage of development expenditures for maintenance, instead of enhancement, which is capitalized. The Company capitalized $877,000, $790,000, and $1,793,000 of development expenditures for fiscal years 1997, 1996, and 1995, respectively. During fiscal year 1997, the Company released three significant new products, MortgageWare Loan Servicing, MortgageWare InfoLINQ, and MortgageWare

MarketLINQ. During fiscal year 1998 the Company plans significant enhancements to these new products as well as significant enhancements to the MortgageWare Loan Management System and MortgageWare Entre. Accordingly, the Company anticipates a significant increase in capitalized development expenditures and a decrease in product development expense for fiscal year 1998.

     Sales and marketing expenses include salaries, sales commissions, travel, and facility costs for the Company's sales and marketing personnel. Sales and marketing expenses also includes advertising, telemarketing, and trade shows. As a percentage of net revenues, sales and marketing expenses decreased from 32% to 28% for fiscal year 1997 compared to fiscal year 1996 and decreased from 39% to 32% for fiscal year 1996 compared to fiscal year 1995. The decrease for fiscal year 1997 compared to fiscal year 1996 was primarily due to revenue increasing and sales and marketing expenses decreasing. The decrease in sales and marketing expenses was primarily due to the elimination of outsourced telemarketing fees during the quarter ended March 31, 1996. The decrease, as a percentage of revenues, for fiscal year 1996 compared to fiscal year 1995 was primarily due to the benefit of expense and staff reduction measures during the quarters ended September 30, 1995 and December 31, 1995, and to revenue increasing faster than sales and marketing expenses, which was somewhat offset by increased sales commission expense. The Company expects sales and marketing expenses to increase both on a dollar basis and as a percentage of revenue for fiscal year 1998 compared to fiscal year 1997, due to substantial marketing, promotional, and sales efforts planned to increase sales of the new products released during fiscal year 1997.

     General and administrative expenses include costs associated with finance, accounting, purchasing, order fulfillment, administration and facilities, as well as the amortization of certain LoanStar Systems assets, subsequent to their acquisition during the quarter ended March 31, 1994, and discontinuing with the write-off of their remaining net book value during the quarter ended March 31, 1995, as discussed below. As a percentage of net revenues, general and administrative expenses decreased from 23% to 22% for fiscal 1997 compared to fiscal year 1996, and decreased from 31% to 23% for fiscal year 1996 compared to fiscal year 1995. The decrease for fiscal year 1997 compared to fiscal year 1996 was primarily due to revenue increasing more than general and administrative expense. The decrease for fiscal year 1996 compared to fiscal year 1995 is primarily due to a combination of the elimination of the ongoing amortization of certain LoanStar Systems assets subsequent to their write-off during the quarter ended March 31, 1995, a lower bad debt provision and reduced professional services expense. The Company expects general and administrative expenses on a dollar basis to increase somewhat for fiscal year 1998 compared to fiscal year 1997, but hold steady or decrease slightly as a percentage of net revenues.

     Other general expenses - nonrecurring, consists of the write-off of capitalized software costs associated with purchased software code originally intended for use in the development of one of the Company's new products ($391,000) during the quarter ended June 30, 1995, the write-off of the remaining net book value of the acquired assets of LoanStar Systems, Inc. ($331,000), and costs associated with departed executives ($230,000) during the quarter ended March 31, 1995.

NET INTEREST AND OTHER INCOME (EXPENSE)

(In thousands)                               1997          Decrease          1996         Increase          1995
----------------------------------------    ------        ----------        -----        ---------          -----
Net interest and other income (expense)      $719           (11)%            $811            20%            $676
Percentage of net revenues                     5%            --                6%            --               6%

     Interest income was $747,000, $801,000, and $728,000 for the fiscal years ended June 30, 1997, 1996, and 1995, respectively. The decrease for fiscal year 1997 was primarily due to a combination of a slightly lower average portfolio balance and a lower average rate of return on the portfolio. The increase for fiscal year 1996 was primarily due to earning a higher average interest rate on the investment portfolio.

     As of June 30, 1997, the Company had no interest-bearing debt outstanding, and anticipates no new debt financing in the foreseeable future. Accordingly, the Company expects net interest and other income (expense) for the foreseeable future to reflect net interest income.


INCOME TAXES

(In thousands)                       1997         Increase           1996        Increase         1995
--------------------------         ------         --------          ------       ---------       -------
Income taxes                         $627            151%            $250            n/m          $(779)
Effective income tax rate             36%             --              37%             --           (41)%


     The provision for income taxes includes federal and state income taxes currently payable, and deferred taxes arising from temporary differences in determining income for financial statement and tax purposes. The effective income tax rate for fiscal year 1995 reflects a higher benefit due to certain tax-free interest income combined with a net loss.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital, which consists principally of cash, cash equivalents, and short-term investments, was $11,623,000 as of June 30, 1997, compared to $12,823,000 at June 30, 1996. Cash and cash equivalents increased by $1,283,000 for fiscal year 1997. There was $4,155,000 added to cash and cash equivalents by operating activities. Principal uses of cash and cash equivalents included the repurchase of $2,859,000 of Company common stock, the purchase of $547,000 of furniture and equipment, and $877,000 of capitalized software costs.

     The Company's capital expenditures for fiscal years 1997 and 1996 were $547,000 and $690,000, respectively. Although the Company currently has no material commitment for additional capital expenditures, it expects to spend approximately $500,000 during the fiscal year ending 1998, primarily for computer software and hardware, furniture, and fixtures. The Company expects these additional capital expenditures to be funded through cash from operations.

     Long-term cash requirements, other than normal operating expenses, are anticipated for development of new software products and enhancement of existing products; financing anticipated growth; and the possible acquisition of other software products, technologies and businesses and, the possible repurchase of the Company's common stock. The Company believes that its existing cash, cash equivalents, short-term investments, and cash generated by operations will be sufficient to satisfy its currently anticipated cash requirements for fiscal year 1998.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                              Page #
                                                                                        ------------------
Independent Auditors' Report                                                                    24
Balance Sheets as of June 30, 1997 and 1996                                                     25
Statements of Operations for the years ended June 30, 1997, 1996 and 1995                       26
Statements of Shareholders' Equity for the years ended June 30, 1997,1996 and 1995              27
Statements of Cash Flows for the years ended June 30, 1997, 1996 and 1995                       28
Notes to Financial Statements                                                                29 - 36
Schedule II - Valuation and Qualifying Accounts                                                 39


                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
INTERLINQ Software Corporation:


We have audited the accompanying financial statements of INTERLINQ Software Corporation as listed in the accompanying index. In connection with our audits of these financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of INTERLINQ Software Corporation as of June 30, 1997 and 1996, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


/s/  KPMG Peat Marwick LLP


Seattle, Washington
August 1, 1997

                         INTERLINQ SOFTWARE CORPORATION
                                 BALANCE SHEETS

As of June 30,                                                            1997         1996
                                                                      -----------   -----------
ASSETS
Current assets:
       Cash and cash equivalents                                      $ 7,793,761   $ 6,511,041
       Investments available-for-sale, at fair value                    4,024,651     3,909,917
       Investments held-to-maturity, at amortized cost                  2,012,894     3,796,929
       Accounts receivable, less allowance for doubtful accounts of
         $176,000 in 1997 and $187,007 in 1996                          1,602,220     1,971,507
       Inventory                                                           55,246        72,644
       Prepaid expenses                                                   408,909       331,026
       Deferred income taxes                                              267,660       172,041
                                                                      -----------   -----------
                  Total current assets                                 16,165,341    16,765,105
                                                                      -----------   -----------

Property and equipment, at cost                                         5,836,895     5,289,836
       Less accumulated depreciation and amortization                   4,364,628     3,253,190
                                                                      -----------   -----------
                  Net property and equipment                            1,472,267     2,036,646
                                                                      -----------   -----------
Capitalized software costs, less accumulated amortization of
     $1,718,683 in 1997 and $1,509,305 in 1996                          3,358,016     3,493,563
Other assets                                                               70,899        26,021
                                                                      -----------   -----------
                                                                      $21,066,523   $22,321,335
                                                                      ===========   ============
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
       Accounts payable                                               $   235,895   $   158,226
       Accrued compensation and benefits                                  555,402       402,701
       Other accrued liabilities                                          498,276       380,435
       Customer deposits                                                  199,636       363,703
       Deferred software support fees                                   3,052,822     2,637,500
                                                                      -----------   -----------
                  Total current liabilities                             4,542,031     3,942,565
                                                                      -----------   -----------

Noncurrent liabilities, excluding current installments:
       Deferred rent and other lease obligations                          160,443       383,750
       Deferred software support fees                                       6,746        10,233
       Deferred income taxes                                              306,950       213,548
                                                                      -----------   -----------
                  Total noncurrent liabilities                            474,139       607,531
                                                                      -----------   -----------
Shareholders' equity:
       Series A convertible preferred stock, $.01 par value                    --            --
       Authorized 5,000,000 shares; no shares issued and
         outstanding in 1997 and 1996                                          --            --
       Common stock, $.01 par value.  Authorized 30,000,000
         shares; issued and outstanding 5,416,512 shares in 1997
         and 6,038,550 shares in 1996                                      54,165        60,386
       Additional paid-in capital                                      10,343,087    13,167,629
       Retained earnings                                                5,653,101     4,543,224
                                                                      -----------   -----------
                  Total shareholders' equity                           16,050,353    17,771,239
Commitments
                                                                      -----------   -----------
                                                                      $21,066,523   $22,321,335
                                                                      ===========   ============

See accompanying notes to financial statements.

                         INTERLINQ SOFTWARE CORPORATION
                            STATEMENTS OF OPERATIONS


Years Ended June 30,                                         1997           1996            1995
                                                         ------------   ------------     -----------
Net revenues:
     Software license fees                               $  7,055,457   $  6,232,011    $  4,314,189
     Software support fees                                  6,072,544      5,772,791       5,482,938
     Other                                                  1,239,045      1,087,613       1,196,321
                                                         ------------   ------------     -----------
         Total net revenues                                14,367,046     13,092,415      10,993,448
                                                         ------------   ------------     -----------
Cost of revenues:
     Software license fees                                  1,499,645      1,652,627       1,423,772
     Software support fees                                  1,856,486      1,678,255       1,788,177
     Other                                                    682,666        588,987         641,700
                                                         ------------   ------------     -----------
         Total cost of revenues                             4,038,797      3,919,869       3,853,649
                                                         ------------   ------------     -----------
         Gross profit                                      10,328,249      9,172,546       7,139,799
                                                         ------------   ------------     -----------
Operating expenses:
     Product development                                    2,147,546      2,060,427       1,123,093
     Sales and marketing                                    4,011,440      4,229,994       4,244,444
     General and administrative                             3,151,761      3,010,223       3,403,827
     Other general expenses - nonrecurring                       --             --           952,043
                                                         ------------   ------------     -----------
         Total operating expenses                           9,310,747      9,300,644       9,723,407
                                                         ------------   ------------     -----------
         Operating income (loss)                            1,017,502       (128,098)     (2,583,608)
Net interest and other income                                 719,275        811,272         675,786
                                                         ------------   ------------     -----------
     Income (loss) before income tax expense (benefit)      1,736,777        683,174      (1,907,822)
Income tax expense (benefit)                                  626,900        250,398        (779,326)
                                                         ------------   ------------     -----------
     Net income (loss)                                   $  1,109,877   $    432,776    $ (1,128,496)
                                                         ============   ============    ============


Net income (loss) per share                              $        .19   $        .07    $       (.19)
Weighted average number of common and common
     equivalent shares outstanding                          5,841,764      6,171,210       5,830,842


See accompanying notes to financial statements.

                         INTERLINQ SOFTWARE CORPORATION
                       STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                                                                Total
                                                            Common          Additional       Retained        Shareholders'
Years Ended June 30, 1997, 1996, 1995                        Stock        Paid-in Capital    Earnings            Equity
-------------------------------------                       -------       ---------------   -----------       -----------
Balances at June 30, 1994                                   $57,937        $13,406,325       $5,238,944       $18,703,206
Issuance of 313,790 shares of common
   stock                                                      3,138             41,042            --               44,180
Tax benefit realized upon exercise of stock
   options                                                      --             366,604            --              366,604
Repurchase of 139,500 shares of common
   stock                                                     (1,395)          (645,980)           --             (647,375)
Net loss for the year ended June 30, 1995                      --                --          (1,128,496)       (1,128,496)
                                                            -------         ----------      -----------       -----------
Balances at June 30, 1995                                    59,680         13,167,991        4,110,448        17,338,119
Issuance of 170,550 shares of common
   stock                                                      1,706            214,487             --             216,193
Tax benefit realized upon exercise of stock
   options                                                     --               96,651             --              96,651
Repurchase of 100,000 shares of common
   stock                                                    (1,000)          (311,500)             --            (312,500)
Net income for the year ended June 30,
   1996                                                        --                --             432,776           432,776
                                                            -------         ----------      -----------       -----------
Balances at June 30, 1996                                    60,386         13,167,629        4,543,224        17,771,239
Issuance of 19,962 shares of common
   stock                                                        199             17,321             --              17,520
Tax benefit realized upon exercise of stock
   options                                                     --               10,967             --              10,967
Repurchase of 642,000 shares of common
   stock                                                    (6,420)         (2,852,830)            --          (2,859,250)
Net income for the year ended June 30,
   1997                                                        --                --           1,109,877         1,109,877
                                                            -------        -----------      -----------       -----------
Balances at June 30, 1997                                   $54,165        $10,343,087       $5,653,101       $16,050,353
                                                            =======        ===========      ===========       ===========



See accompanying notes to financial statements.

                         INTERLINQ SOFTWARE CORPORATION
                            STATEMENTS OF CASH FLOWS


Years Ended June 30,                                                 1997           1996             1995
--------------------                                             ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                $  1,109,877    $    432,776    $ (1,128,496)
Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
   Depreciation and amortization of property and equipment          1,111,438       1,014,452       1,180,679
   Amortization of capitalized software costs                       1,287,881       1,430,111       1,249,849
   Write-off of purchased software                                       --              --           391,518
   Amortization of other assets                                          --              --           221,073
   Write-off of LoanStar acquisition costs                               --              --           330,817
   Loss (gain) on disposition of equipment                               --          (1,473)            4,041
   Deferred income tax expense (benefit)                               (2,217)       (156,727)         31,388
   Tax benefit realized upon exercise of stock options                 10,967          96,651         366,604
   Change in certain assets and liabilities:
      Accounts receivable                                             369,287        (745,365)      1,047,738
      Income taxes refundable                                            --           987,429        (603,346)
      Inventory and prepaid expenses                                  (60,485)        (88,508)         79,859
      Other assets                                                    (44,878)          9,613         128,924
      Accounts payable                                                 77,669          34,971        (230,958)
      Accrued compensation and benefits, other accrued
       liabilities and deferred rent and other lease obligations       47,235          51,136          45,445
      Customer deposits                                              (164,067)        256,613        (167,983)
      Deferred software support fees                                  411,835          93,400        (430,452)
                                                                 ------------    ------------    ------------
         Net cash provided by operating activities                  4,154,542       3,415,079       2,516,700
                                                                 ------------    ------------    ------------
 CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment                                 (547,059)       (689,857)       (338,381)
 Capitalized software costs                                          (877,334)       (789,792)     (1,793,182)
 Purchase of source code                                             (275,000)     (2,000,000)          --
 Purchases of investments                                         (14,511,012)    (18,734,310)     (4,496,002)
 Proceeds from sales and maturities of investments                 16,180,313      12,498,246      10,671,287
 Proceeds from sale of equipment                                        --              5,435           6,865
                                                                 ------------    ------------    ------------
         Net cash provided by (used in) investing activities          (30,092)     (9,710,278)      4,050,587
                                                                 ------------    ------------    ------------
 CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of common stock                                17,520         216,193          44,180
 Repurchase of common stock                                        (2,859,250)       (312,500)       (647,375)
                                                                 ------------    ------------    ------------
         Net cash used in financing activities                     (2,841,730)        (96,307)       (603,195)
                                                                 ------------    ------------    ------------
         Net increase (decrease) in cash & cash equivalents         1,282,720      (6,391,506)      5,964,092
                                                                 ------------    ------------    ------------
 Cash and cash equivalents at beginning of year                     6,511,041      12,902,547       6,938,455
                                                                 ------------    ------------    ------------
 Cash and cash equivalents at end of year                        $  7,793,761    $  6,511,041    $ 12,902,547
                                                                 ============    ============    ============
Supplemental disclosure of cash flow information - net cash
   paid (received) during the year for income taxes              $    615,891    $   (691,880)   $   (623,362)
See accompanying notes to financial statements


                         INTERLINQ SOFTWARE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 1997 AND 1996

(1)     DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       (a)    DESCRIPTION OF BUSINESS

              INTERLINQ Software Corporation (Company) develops, markets, and supports personal computer ("PC")-based software products, both stand-alone and networked, for mortgage brokers and bankers, banks, credit unions, and savings institutions located primarily throughout the United States. Credit is extended to such customers in the Company's normal course of business. The Company's product line encompasses all major components of the mortgage loan production process, secondary marketing activities, mortgage loan servicing, and construction loan servicing. The Company's business strategy is to provide easy-to-use, PC-based software solutions marketed through a direct sales force and to maintain long-term customer relationships which generate recurring revenues.

       (b)    CASH EQUIVALENTS

              All highly liquid investments purchased with a maturity of three months or less are considered to be cash equivalents.

       (c)    INVESTMENTS

              Investments at June 30, 1997 and 1996 consist principally of investment-grade, interest-bearing securities.

              The Company classifies investment securities as either available-for-sale or held-to-maturity depending upon its intentions at the time the securities are acquired. Investments available- for-sale are carried at fair value, with any unrealized holding gains and losses reported as a separate component of shareholders' equity. Investments held-to-maturity are carried at amortized cost.

              At June 30, 1997 and 1996, the fair value of all securities approximated amortized cost and there were no material unrealized holding gains or losses.

              Investments held-to-maturity have contractual maturities of less than one year. Investments available-for-sale have contractual maturities ranging from two years to thirty-two years and carry adjustable rates of interest with periodic reset dates.

       (d)    INVENTORY

              Inventory is stated at the lower of cost (first-in, first-out) or replacement market.

       (e)    PROPERTY AND EQUIPMENT

              Depreciation and amortization of property and equipment are provided on the straight-line method over the estimated useful lives of the assets or respective lease terms if shorter.

              Management periodically evaluates property and equipment for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable.

       (f)    PRODUCT DEVELOPMENT AND CAPITALIZED SOFTWARE COSTS

              Software development costs incurred in conjunction with product development are charged to product development expense in the period the cost is incurred until technological feasibility is established. Thereafter, all software product development costs are capitalized and reported at the lower of unamortized cost or net realizable value. Software costs incurred in conjunc tion with acquisition of technologically feasible products developed externally are capitalized and reported at the lower of unamortized cost or net realizable value.

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

       (g)    REVENUE RECOGNITION

              Net revenues consist of software license fees, software support fees, and other revenues.

              Software license fees are earned under three different types of licensing agreements. Under the purchase option, a one-time license fee is recognized when the goods are shipped if no significant obligations remain on the part of the Company, and collection of any resulting receivables is deemed probable. Under the Partnership Plan option, revenues are recognized each month based on the monthly volume of loan transactions processed by the customer using the Company's software. Under the software rental option, revenues are recognized each month based on the monthly license fee.

              Software support fees relate only to licensing agreements under the purchase option and are charged separately, on an annual or quarterly basis, and are recognized over the life of the related service contracts. Deferred software support fees represent fees charged to customers but not yet recognized as revenue.

              Other revenues include training fees and custom document fees. Training fees are recognized when related training is completed. Custom document fees are recognized when the goods are shipped.

       (h)    COST OF REVENUES

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

       (i)    STOCK-BASED COMPENSATION

              The Company accounts for its stock option plans using the intrinsic value method. As such, compensation expense is recorded only if, on the date of grant, the current market price of the underlying stock exceeded the exercise price.

       (j)    INCOME TAXES

              The Company records income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Management evaluates the need to establish valuation allowances for deferred tax assets based upon the amount of existing temporary differences, the period in which they are expected to be recovered, and expected levels of taxable income.

       (k)    EARNINGS PER SHARE

              Earnings per share amounts are based on the weighted average number of common and dilutive common equivalent shares outstanding assuming exercise of all common stock options using the treasury stock method. For the year ended June 30, 1995, earnings per share amounts are based on weighted average shares outstanding only, since using the treasury stock method would be antidilutive in periods where the Company has a net loss.

       (l)    USE OF ESTIMATES

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

       (m)    CONCENTRATION OF MARKET RISK

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

       (n)    RECLASSIFICATIONS

              Certain reclassifications have been made to the prior period financial statements to conform with the current year presentation.

       (o)    NEW ACCOUNTING STANDARD

              In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. SFAS No. 128 establishes standards for the computation, presentation, and disclosure of earnings per share
              (EPS), replacing the presentation of currently required Primary EPS with a presentation of Basic EPS. It also requires dual presentation of Basic EPS and Diluted EPS on the face of the income statement for entities with complex capital structures. Basic EPS excludes all dilution, while Diluted EPS reflects the potential dilution that could occur from the exercise or conversion of securities into common stock or from other contracts to issue common stock. SFAS No. 128 is effective for financial statements for periods ending after December 15, 1997, including interim periods, and earlier application is not permitted. When adopted, the Company will be required to restate its EPS data for all prior periods presented. The Company is in the process of evaluating this statement and its impact on the Company's reported EPS amounts.


(2)    PROPERTY AND EQUIPMENT

       Major classes of property and equipment as of June 30 are as follows:


                                                               1997              1996
                                                            ----------        ----------
        Leasehold improvements                              $1,501,349        $1,501,349
        Furniture and fixtures                               1,044,088         1,016,490
        Computer equipment                                   2,919,194         2,399,733
        Office equipment                                       372,264           372,264
                                                            ----------        ----------
                                                            $5,836,895        $5,289,836
                                                            ==========        ==========

(3)    OTHER GENERAL EXPENSES -- NONRECURRING

       Other general expenses -- nonrecurring represents three separate charges recorded in 1995 consisting of the write off of unamortized intangible assets acquired in 1994, the write off of certain capitalized software costs, and costs associated with the 1995 departure of two executives, as more fully described below.

       In March 1994, the Company signed an agreement to acquire certain assets of LoanStar Systems (LoanStar), a provider of loan processing software located in California. The purchase agreement included a noncompete agreement, the source code of LoanStar's software, and a list of active LoanStar customers. The cost of the assets acquired was $649,510. Amortization of the cost of these assets amounted to $221,073 for the year ended June 30, 1995, and is included in general and administrative expense. During the year ended June 30, 1995, the level of conversions of LoanStar customers to the Company's software was significantly below management's expectations. As a result, the Company determined that the LoanStar assets had no continuing value and wrote off the remaining net book value of $330,817 at March 31, 1995.

       Other general expenses -- nonrecurring also includes $391,518 representing primarily the cost of purchased software acquired in a prior year. The software was previously intended for use in one of the Company's products. In connection with management's ongoing review of its development plans and consideration of alternative future uses of the acquired software, the Company determined that this software was of no further value in the ongoing development of the Company's product and charged off such capitalized costs during the fourth quarter of 1995.

       During the third quarter of 1995, the Company incurred $229,708 of costs in connection with the departure of its President and Chief Executive Officer and its Vice President of Product Development.

(4)    COMMITMENTS

       (a)    LEASES

              In March 1994, the Company moved into its current premises which it leases under a noncancelable operating lease expiring in November 1998. The total of the scheduled lease payments is being charged to expense on the straight-line method over the life of the lease. The lease for the Company's previous premises, into which the Company moved in October 1992, remains in effect until its expiration in October 1998. The Company negotiated a sublease to another tenant for the remaining lease term beginning in March 1994. Included in deferred rent payable and other lease obligations is $142,568 and $322,978 which represents the Company's remaining obligation under this lease, net of amounts to be received under the sublease at June 30, 1997 and 1996, respectively. Accrued liabilities at June 30, 1997 and 1996 include $223,307 and $67,842, respectively, representing the current portion of deferred rent payable.

              Future minimum lease payments under noncancelable operating leases are as follows:

                                                                                 Net
                                          Minimum                              minimum
                                           lease              Sublease          lease
                                          payments            receipts         payments
                                          ---------           ---------       ---------
          Year ending June 30:
               1998                         874,974            (248,598)        626,376
               1999                         327,020              (5,257)        321,763
                                          ---------           ---------       ---------
                                          1,201,994            (253,855)        948,139
                                          =========           =========       =========

              Total rent expense amounted to $379,994, $381,447 and $382,505 for the years ended June 30, 1997, 1996, and 1995, respectively.

       (b)    401(K) PLAN

              The Company sponsors a 401(k) plan that covers substantially all employees. At its own discretion, the Company may make contributions to the plan based on a percentage of participants' contributions. No contributions were made for the years ended June 30, 1997, 1996 and 1995. The Company has no other postemployment or postretirement benefit plans.

(5)    INCOME TAXES

       Components of income taxes are summarized as follows:

                                                         1997           1996           1995
                                                      -----------    -----------    -----------
              Current:
                     Federal                          $   580,601    $   291,906    $(1,173,047)
                     State                                 37,549         18,568         (4,271)
                                                      -----------    -----------    -----------
                                Total current             618,150        310,474     (1,177,318)
                                                      -----------    -----------    -----------
              Deferred:
                     Federal                               (2,032)      (151,137)        31,741
                     State                                   (185)        (5,590)          (353)
                                                      -----------    -----------    -----------
                                Total deferred             (2,217)      (156,727)        31,388
                                                      -----------    -----------    -----------
              Charge in lieu of taxes from employee
                   stock options                           10,967         96,651        366,604
                                                      -----------    -----------    -----------
                                                      $   626,900    $   250,398    $  (779,326)
                                                      ===========    ===========    ===========


       Income tax expense (benefit) differs from "expected" income tax expense (benefit) (computed by applying the U.S. Federal income tax rate of 34%) as follows:

                                                     1997        1996         1995
                                                   ---------   ---------    ---------
              Computed "expected" tax expense      $ 590,504   $ 232,279    $(648,659)
                   (benefit)
              Tax exempt interest                       --          (574)    (129,196)
              State income taxes, net of Federal      24,660       8,565       (3,052)
                   benefit
              Other                                   11,736      10,128        1,581
                                                   ---------   ---------    ---------
                                                   $ 626,900   $ 250,398    $(779,326)
                                                   ---------   ---------    ---------


       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are as follows:

                                                                       1997        1996
                                                                    ---------    ---------
                Deferred tax assets:
                       Allowance for doubtful accounts receivable   $  62,112    $  65,776
                       Deferred software support fees                  59,254       36,662
                       Deferred rent                                  110,646      131,580
                       Accrued expenses                                78,775       69,603
                       Property and equipment                         461,183      299,324
                                                                    ---------    ---------
                                  Total deferred tax assets           771,970      602,945
                Deferred tax liabilities - capitalized software      (811,260)    (644,452)
                                                                    ---------    ---------
                                  Net deferred tax liability        $ (39,290)   $ (41,507)
                                                                    =========    =========

(6)    SHAREHOLDERS' EQUITY

       (a)    PREFERRED STOCK

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

       (b)    STOCK OPTION PLANS

              The Company has three stock option plans: the 1985 Restated Stock Option Plan (1985 Plan), the 1993 Stock Option Plan (1993 Plan) and the 1993 Stock Option Plan for Nonemployee Directors (Directors Plan). The Company accounts for its option plans in accordance with the provisions of Accounting Principles Board Opinion No. 25 and no compensation cost has been recognized related to its stock options. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have decreased to the pro forma amounts indicated below:

                                                                    1997            1996
                                                                -----------      ----------
                  Net income:
                      As reported                               $1,109,877        $432,776
                      Pro forma                                    821,572         265,341

                  Net income per share:
                      As reported                                   $  .19          $  .07
                      Pro forma                                     $  .14          $  .04


              Pro forma net income and net income per share reflect only options granted in the years ended June 30, 1997 and 1996. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income and net income per share amounts presented above because compensation cost is reflected over the options' vesting period and compensation cost for options granted prior to July 1, 1995, is not considered.

              The per share weighted-average fair value of stock options granted during the years ended June 30, 1997 and 1996 was $3.28 and $2.05, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 1997 expected dividend yield of 0.0%, risk-free interest rate of 6.02%, expected volatility of 65%, and an expected life of 5 years; 1996 - expected dividend yield of 0.0%, risk-free interest rate of 5.11%, expected volatility of 65%, and an expected life of 5 years.

              The 1985 and 1993 Plans provide for both incentive stock options and other stock options that may be issued to attract and retain the services of employees. The incentive stock options vest over a four-year period and may be exercised during continued employment or within one month of terminating employment for the 1985 Plan and within three months for the 1993 Plan. All options expire ten years from the date of grant. The 1985 Plan has been suspended in regard to future grants, and stock options are currently granted pursuant to the 1993 Plan. The Company has authorized 900,000 shares of common stock to be reserved for grants pursuant to the 1993 Plan.

              The Directors Plan provides for stock options that may be issued to attract and retain services of the members of the Board of Directors who are not otherwise employees of the Company. The stock options vest six months from the date of grant and may be exercised during the director's term or within three months of the date the option holder ceases to be a director. All options expire five years from the date of grant. The Company has authorized 215,000 shares of common stock to be reserved for grants pursuant to the Directors Plan.

(b)          STOCK OPTION PLANS (CONTINUED)

             A summary of stock option activity under the stock option plans follows:

                                                                       Outstanding options
                                                           --------------------------------------------
                                                              Number of shares                 Weighted
                                              Options      -------------------------------      average
                                             available     1985         1993     Directors     exercise
                                             for grant     Plan         Plan       Plan         price
                                             ---------    --------    --------    --------    ---------
                Balances at June 30, 1994      308,392     661,208      54,608      12,000    $   1.30
                Options granted               (276,900)         --     214,900      62,000        4.00
                Options exercised                   --    (313,790)         --          --         .14
                Options canceled               104,547     (17,150)   (104,547)         --        4.72
                                              --------    --------    --------    --------
                Balances at June 30, 1995      136,039     330,268     164,961      74,000        2.52
                Increase in shares reserved
                  under 1993 Plan              600,000          --          --          --          --
                Options granted               (472,275)         --     417,275      55,000        3.45
                Options exercised                   --    (164,050)     (6,500)         --        1.27
                Options canceled               118,774      (3,800)    (68,774)    (50,000)       3.84
                                              --------    --------    --------    --------
                Balances at June 30, 1996      382,538     162,418     506,962      79,000        3.17
                Increase in shares reserved
                  under Directors Plan         140,000          --          --          --          --
                Options granted               (228,180)         --     219,180       9,000        5.46
                Options exercised                   --     (19,650)       (312)         --         .88
                Options canceled                59,476     (19,150)    (37,476)    (22,000)       4.11

                                              --------    --------    --------    --------
                Balances at June 30, 1997      353,834     123,618     688,354      66,000        3.73
                                              ========    ========    ========    ========


              Additional information regarding options outstanding as of June 30, 1997 is as follows:

                          Options outstanding                                                   Options exercisable
        --------------------------------------------------------------------------         ----------------------------------
                                                    Weighted-
                                                     average             Weighted-                                 Weighted-
                                                    remaining            average                                    average
           Range of               Number            contractual          exercise               Number              exercise
        exercise prices          outstanding        life (yrs)            price                exercisable           price
        ---------------          -----------        ---------           --------               -----------         ---------
        $  .100 - .500              98,918               3.83             $  .37                  98,918             $  .37
           2.500-3.875             530,976               8.25               3.41                 173,960               3.30
           4.031-5.844             217,278               9.19               5.56                  32,828               4.48
           7.000-8.375              30,800               6.30               7.27                  26,066               7.30
        ---------------          ---------          ---------           --------               ---------           ---------
          $ .100-8.375             877,972               7.92              $3.73                 331,772              $2.86
        ---------------          ---------          ---------           --------               ---------           ---------

(7)    NET INTEREST AND OTHER INCOME (EXPENSE)

       Net interest and other income (expense) consist of:

                                     1997         1996          1995
                                   ---------    ---------    ---------
                Interest income    $ 746,712      801,434      728,457
                Interest expense     (27,713)     (27,579)     (26,566)
                Other, net               276       37,417      (26,105)
                                   ---------    ---------    ---------
                                   $ 719,275    $ 811,272    $ 675,786
                                   =========    =========    =========


(8)    FINANCIAL INSTRUMENTS

       The Company's financial instruments consist primarily of investments, accounts receivable, accounts payable, and accrued liabilities. The financial instruments have a short term until maturity or settlement in cash and, therefore, the carrying value approximates fair value.

(9)    ACQUISITION OF PRODUCT SOURCE CODE

       On April 4, 1995, the Company entered into a marketing agreement with Tuttle & Co. (Tuttle), a California limited partnership to market and support its software product, Loan Officer Plus (LOP) for Windows. LOP is designed for use on laptop computers and enables loan officers to prequalify applications and originate loans in the field. The agreement provided that the Company pay Tuttle a license fee for each unit of LOP that it sold and certain amounts received by the Company for product support. In return, Tuttle provided all regulatory and regular enhancements of LOP to the Company.

       Pursuant to their right to terminate the marketing agreement for convenience, Tuttle delivered to the Company a notice of termination dated September 1, 1995. On October 31, 1995, the effective date of termination, the Company received a nonexclusive, perpetual license for the LOP source code in exchange for $2 million. With this license, the Company received the right to continue to market, develop, and support the LOP source code, with no further compensation to Tuttle. The Company currently markets this source code under the name MortgageWare Entre.

(10)   QUARTERLY FINANCIAL DATA (UNAUDITED)

       The following table summarizes the unaudited statements of operations for each quarter of fiscal 1997 and 1996 (in thousands, except per share amounts):


                                            First             Second             Third             Fourth
                                         ---------         ---------          ---------         ---------
       1997
       Net revenues                         $3,579            $3,516             $3,534            $3,738
       Gross profit                          2,620             2,530              2,509             2,669
       Operating income                        318               246                 86               368
       Net earnings                            326               271                161               352
       Earnings per share                   $  .05            $  .05             $  .03            $  .06

       1996
       Net revenues                         $2,954            $3,109             $3,345            $3,684
       Gross profit                          1,980             2,113              2,450             2,629
       Operating income (loss)                (369)             (311)               180               372
       Net earnings (loss)                    (104)              (76)               242               371
       Earnings (loss) per share            $ (.02)           $ (.01)            $  .04            $  .06


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Incorporated by reference to the information under the captions "Election of Directors," "Continuing Class I Directors, Terms Expiring in 1998," "Nominees for Election as Class II Directors, Terms Expiring in 1999," "Directors' Fees," and "Filing of Forms Pursuant to Section 16 of the Securities Exchange Act of 1934" in the Company's Proxy Statement relating to its 1997 Annual Meeting of Shareholders (the "Proxy Statement"). Certain information regarding the executive officers of the Company is set forth in Part I.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       None.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
         ON FORM 8-K

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

              Schedule II - Valuation and Qualifying Accounts for the years ended June 30, 1997, 1996, and 1995

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


    Exhibit
    Number                                                    Description
    ------                                                    -----------

    3.1(1)        Restated Articles of Incorporation of INTERLINQ Software Corporation
    3.2(1)        Restated Bylaws of INTERLINQ Software Corporation
  10.1(1)(2)      1985 Restated Stock Option Plan
  10.2(1)(2)      1993 Stock Option Plan
  10.3(1)(2)      Stock Option Plan for Non-Employee Directors, as amended
    10.4(1)       Amended and Restated Registration Rights Agreement between
                  INTERLINQ Software Corporation and the partners listed on
                  Schedule A thereto dated as of March 12, 1993
    10.6(1)       Office Lease between Yarrow Bay Office III Limited Partnership and INTERLINQ Software Corporation dated as of July 31, 1992
    10.7(1)       Forms Remarketing Agreement between INTERLINQ Software Corporation and Great
                  Lakes Business Forms, Inc. Dated as of April 10, 1989
    10.8(1)       Form of Indemnification Agreement for Directors and Officers
   10.10(3)       Co-Marketing Agreement between INTERLINQ Software Corporation and CMCI
                  Corporation dated as of July 1, 1993
   10.12(4)       Office sublease between Halliburton Company and INTERLINQ
                  Software Corporation dated January 21, 1994
  10.15(2)(5)     Letter dated August 25, 1995 regarding Jiri Nechleba Compensatory Arrangement
   10.16(5)       Appointment of Licensing Agent and Compliance Delegate Agreement between VMP's
                  Electronic Laser Forms, Inc. A division of CBF Systems, Inc. And INTERLINQ Software
                  Corporation dated October 2, 1995
   10.17(5)       Amendment of Co-marketing Agreement between INTERLINQ Software
                  Corporation and CMCI Corporation dated October 1, 1995
     23.1         Consent of KPMG Peat Marwick LLP
     27.1         Financial data schedule


(1) Incorporated by reference to the Company's Registration Statement on Form S-1, as amended (Registration No. 33-59502) filed with the Securities and Exchange Commission on March 15, 1993, as same exhibit number.

(2)      Management contract or compensatory plan or arrangement.

(3) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993, as same exhibit number. Confidential treatment has been requested as to portions of this document.

(4) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1994, as same exhibit number.

(5) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996, as same exhibit number.

(6) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1995, as same exhibit number. Confidential treatment has been requested as to portions of this document.




(B)    REPORTS ON FORM 8-K DURING THE FOURTH QUARTER ENDED JUNE 30, 1997

              None

                                                                     Schedule II

                         INTERLINQ SOFTWARE CORPORATION

                        VALUATION AND QUALIFYING ACCOUNTS

                    Years ended June 30, 1997, 1996 and 1995

                                                  Additions
                                            ----------------------
                            Balance at      Charged to  Charged to
                           beginning of      costs and   other                       Balance at
      Description             year           expenses    accounts     Deductions     end of year
      -----------          ------------     ----------  ----------    ----------     -----------
Allowances for doubtful
     accounts:
Year ended June 30, 1997:
Accounts receivable         $ 187,007       $ 396,986       --        $(407,993)      $ 176,000

Year ended June 30, 1996:
Accounts receivable           152,287         331,224       --         (296,504)        187,007

Year ended June 30, 1995:
Accounts receivable           403,341         704,618       --         (955,672)        152,287

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on the 26th day of September, 1997.


                         INTERLINQ SOFTWARE CORPORATION


                                           By: /s/ JIRI M. NECHLEBA
                                           -------------------------------------
                                           Jiri Nechleba
                                           President and Chief Executive Officer


      Signature                                                 Title
      ---------                                                 -----
/s/  JIRI M. NECHLEBA                                Chairman of the Board, President and Chief
-------------------------------                      Executive Officer
Jiri M. Nechleba                                     (Principal Executive Officer)


/s/   STEPHEN A. YOUNT                               Vice President-Finance, Chief Financial Officer
-------------------------------                      and Secretary
Stephen A. Yount                                     (Principal Accounting Officer)


/s/     ROBERT W. O'REAR                             Director
-------------------------------
Robert W. O'Rear

/s/     THEODORE M. WIGHT                            Director
-------------------------------
Theodore M. Wight

/s/      ROBERT J. GALLAGHER                         Director
-------------------------------
Robert J. Gallagher


                         INTERLINQ SOFTWARE CORPORATION

                                INDEX TO EXHIBITS


   Exhibit #                           Description
------------      ------------------------------------------------------------------------------------
    3.1(1)      Restated Articles of Incorporation of INTERLINQ Software Corporation
    3.2(1)      Restated Bylaws of INTERLINQ Software Corporation
   10.1(1)(2)   1985 Restated Stock Option Plan
   10.2(1)(2)   1993 Stock Option Plan
   10.3(1)(2)   Stock Option Plan for Non-Employee Directors, as amended
   10.4(1)      Amended and Restated Registration Rights Agreement between
                INTERLINQ Software Corporation and the partners listed on
                Schedule A thereto dated as of March 12, 1993
   10.6(1)      Office Lease between Yarrow Bay Office III Limited Partnership and INTERLINQ Software Corporation dated as of July 31, 1992
   10.7(1)      Forms Remarketing Agreement between INTERLINQ Software Corporation and Great
                Lakes Business Forms, Inc. Dated as of April 10, 1989
   10.8(1)      Form of Indemnification Agreement for Directors and Officers
   10.10(3)     Co-Marketing Agreement between INTERLINQ Software Corporation and CMCI
                Corporation dated as of July 1, 1993
   10.12(4)     Office sublease between Halliburton Company and INTERLINQ
                Software Corporation dated January 21, 1994
   10.15(2)(5)  Letter dated August 25, 1995 regarding Jiri Nechleba Compensatory Arrangement
   10.16(5)     Appointment of Licensing Agent and Compliance Delegate Agreement between VMP's
                Electronic Laser Forms, Inc. A division of CBF Systems, Inc. And INTERLINQ Software
                Corporation dated October 2, 1995
   10.17(5)     Amendment of Co-marketing Agreement between INTERLINQ Software
                Corporation and CMCI Corporation dated October 1, 1995
   23.1         Consent of KPMG Peat Marwick LLP
   27.1         Financial data schedule

----------------------
(1) Incorporated by reference to the Company's Registration Statement on Form S-1, as amended (Registration No. 33-59502) filed with the Securities and Exchange Commission on March 15, 1993, as same exhibit number.

(2)      Management contract or compensatory plan or arrangement.

(3) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993, as same exhibit number. Confidential treatment has been requested as to portions of this document.

(4) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1994, as same exhibit number.

(5) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996, as same exhibit number.

(6) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1995, as same exhibit number. Confidential treatment has been requested as to portions of this document.