Form 10-Q
period 1997-09-30
INTERLINQ SOFTWARE CORP
filed 1997-11-14
CIK 802242

================================================================================

                         SECURITIES EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


                                   ---------
                                   FORM 10-Q
                                   ---------


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the period ended SEPTEMBER 30, 1997

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

              Yes [X]                                  No [ ]


As of November 14, 1997, there were 5,279,187 shares of the Registrant's Common Stock outstanding.

================================================================================

PART I.   FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                         INTERLINQ SOFTWARE CORPORATION
                                 BALANCE SHEETS


                                     ASSETS

                                           SEPTEMBER 30,     JUNE 30,
                                               1997            1997
                                           -----------     -----------
                                           (UNAUDITED)

CURRENT ASSETS:
      Cash and cash equivalents             $ 7,609,028     $ 7,793,761
      Short-term investments                  5,986,369       6,037,545
      Accounts receivable, net                1,450,396       1,602,220
      Inventory                                  52,867          55,246
      Prepaid expenses                          461,882         408,909
      Deferred income taxes                     267,660         267,660
                                            -----------     -----------
             Total current assets            15,828,202      16,165,341
                                            -----------     -----------

Property and equipment, at cost               6,009,235       5,836,895
      Less accumulated depreciation and
      amortization                            4,632,902       4,364,628
                                            -----------     -----------
             Net property and equipment       1,376,333       1,472,267
                                            -----------     -----------

Capitalized software costs, net               3,339,357       3,358,016
Other assets                                     59,869          70,899
                                            -----------     -----------
                                            $20,603,761     $21,066,523
                                            ===========     ===========

                         INTERLINQ SOFTWARE CORPORATION
                                 BALANCE SHEETS


                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                    SEPTEMBER 30,      JUNE 30,
                                                        1997              1997
                                                   ------------     ------------
                                                   (UNAUDITED)
CURRENT LIABILITIES:
      Accounts payable                              $   174,917     $   235,895
      Accrued compensation and benefits                 339,142         555,402
      Other accrued liabilities                         627,976         498,276
      Customer deposits                                 277,771         199,636
      Deferred software support fees                  3,202,953       3,052,822
                                                    -----------     -----------
             Total current liabilities                4,622,759       4,542,031
                                                    -----------     -----------

NONCURRENT LIABILITIES:
      Deferred rent and other lease obligations          43,148         160,443
      Deferred software support fees                      2,380           6,746
      Deferred income taxes                             306,950         306,950
                                                    -----------     -----------
             Total noncurrent liabilities               352,478         474,139
                                                    -----------     -----------

SHAREHOLDERS' EQUITY:
      Common stock                                       52,792          54,165
      Additional paid-in capital                      9,713,417      10,343,087
      Retained earnings                               5,862,315       5,653,101
                                                    -----------     -----------
             Total shareholders' equity              15,628,524      16,050,353
                                                    -----------     -----------
                                                    $20,603,761     $21,066,523
                                                    ===========     ===========

                         INTERLINQ SOFTWARE CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                         THREE MONTHS ENDED
                                                    --------------------------------
                                                    SEPTEMBER 30,      SEPTEMBER 30,
                                                        1997                1996
                                                    ------------       -------------
NET REVENUES:
      Software license fees                         $1,546,160          $1,783,158
      Software support fees                          1,693,586           1,494,496
      Other                                            402,094             301,333
                                                    ----------          ----------
            Total net revenues                       3,641,840           3,578,987
                                                    ----------          ----------

COST OF REVENUES:
      Software license fees                            416,875             342,488
      Software support fees                            522,587             447,186
      Other                                            243,570             168,884
                                                    ----------          ----------
            Total cost of revenues                   1,183,032             958,558
                                                    ----------          ----------
            Gross profit                             2,458,808           2,620,429
                                                    ----------          ----------

OPERATING EXPENSES:
      Product development                              323,464             527,655
      Sales and marketing                            1,201,060             996,866
      General and administrative                       768,958             778,132
                                                    ----------          ----------
            Total operating expenses                 2,293,482           2,302,653
                                                    ----------          ----------
            Operating income (loss)                    165,326             317,776
Net interest and other income                          191,771             191,225
                                                    ----------          ----------
            Income before income taxes                 357,097             509,001
Income tax expense                                     147,883             183,240
                                                    ----------          ----------
            Net income                              $  209,214          $  325,761
                                                    ==========          ==========


Net income per common and
      common equivalent share                       $      .04          $      .05

Weighted average number of common and
      common equivalent shares outstanding           5,494,728           6,138,522

                         INTERLINQ SOFTWARE CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                     THREE MONTHS ENDED
                                                                                ------------------------------
                                                                                 SEPTEMBER 30,   SEPTEMBER 30,
                                                                                    1997              1996
                                                                                -----------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                                $   209,214      $   325,761
            Adjustments to reconcile net income to net
               cash provided by operating activities:
                 Depreciation and amortization                                      268,273          272,348
                 Amortization of capitalized software costs                         355,604          293,994
                 Change in operating assets and liabilities:
                       Accounts receivable                                          151,824         (329,624)
                       Inventory and prepaid expenses                               (50,595)          65,890
                       Other assets                                                  11,029         (100,000)
                       Accounts payable                                             (60,978)         101,911
                       Accrued compensation and benefits,
                          other accrued liabilities and deferred rent              (203,855)          82,841
                       Customer deposits                                             78,135          (59,573)
                       Deferred software support fees                               145,765          285,891
                                                                                -----------      -----------
                       Net cash provided by operating activities                    904,416          939,439
                                                                                -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of property and equipment                                          (172,340)        (256,724)
      Capitalized software costs                                                   (336,942)        (433,018)
      Proceeds of sales in maturities of short-term investments                      51,176          622,339
                                                                                -----------      -----------
                       Net cash used in investing activities                       (458,106)         (67,403)
                                                                                -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from issuance of common stock                                          2,269              575
      Repurchase of common stock                                                   (633,312)        (146,000)
                                                                                -----------      -----------
                       Net cash used in financing activities                       (631,043)        (145,425)
                                                                                -----------      -----------
                       Net increase (decrease) in cash and cash equivalents        (184,733)         726,611
      Cash and cash equivalents at beginning of period                            7,793,761        6,511,041
                                                                                -----------      -----------
      Cash and cash equivalents at end of period                                $ 7,609,028      $ 7,237,652
                                                                                ===========      ===========

                         INTERLINQ SOFTWARE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                   (UNAUDITED)


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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 1997 are not necessarily indicative of the results for the year ending June 30, 1998. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended June 30, 1997.

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

      Mortgage lending rates available during the Company's fiscal year 1997, and continuing into the first quarter of fiscal year 1998, have reflected a lending environment that has experienced a high degree of volatility. In spite of this volatility, the overall lending conditions have been considered favorable for the borrower compared to most historical measures. With this overall favorable lending environment, the Company believes that mortgage lending activity has increased, driven by an increase in financing of home sales and refinancing of existing mortgages. However, during the last half of fiscal year 1997, the Company began to observe a shift in the mortgage origination business. There appeared to be a trend towards sufficient production capacity coupled with a reduced profit margin.

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

NET REVENUES

Three months ended September 30,
(In thousands)                          1997          1996         Change
---------------------------------- ----------- ------------- --------------

Software license fees                  $1,546        $1,783          (13%)

Software support fees                   1,694         1,495            13%

Other                                     402           301            33%
---------------------------------- ----------- ------------- --------------

Total net revenues                     $3,642        $3,579             2%
---------------------------------- ----------- ------------- --------------

Net revenues consist of software license fees, software support fees and other revenues, which include training and consulting fees, custom document fees, interest income on contracts receivable and other miscellaneous sales, net of discounts and sales returns.

     Software license fees decreased by 13% for the quarter ended September 30, 1997 compared to the quarter ended September 30, 1996. This period-to-period decrease was primarily due to a combination of a reduction in software license fees for the MortgageWare Loan Management System and Loan Servicing, which had higher sales in this quarter last year because it was first released with an initial backlog. Offsetting some of the decrease in overall software license fees were license fees for two new products released during fiscal year 1997 - InfoLINQ and MarketLINQ.

     Software support fees increased by 13% for the quarter ended September 30, 1997 compared to the quarter ended September 30, 1996. This period-to-period increase was primarily due to a combination of an increase in the total installed software value for the Company's customer base upon which software support fees are calculated, as well as a low rate of attrition in the customer base. Due in part to changes, from time to time, in government regulations applicable to documentation required for residential mortgage lending, the vast majority of the Company's customers purchase annual software support agreements. However, because software support fees are recognized ratably over the term of the annual support agreement, whereas software license fees are recognized on product shipment, the percentage increase in software support fees compared to software license fees is not directly proportional. The Company believes software support fees are likely to continue to increase at a modest rate for the rest of fiscal year 1998.

     Training and consulting fees, custom document fees and other miscellaneous sales increased by 33% for the quarter ended September 30, 1997 compared to the quarter ended September 30, 1996. This period-to-period increase resulted from an increase in training and consultation fees. The increase in these fees was due to a combination of increased demand for on-site training and the Company's recognition of demand for its consulting services to assist customers in effectively implementing and integrating its product suite to reduce the cost of originating and processing a mortgage loan, as well as providing timely and relevant information for its customers' decision-makers. The Company expects its training and consulting fees to increase during fiscal year 1998 compared to fiscal year 1997, due to a combination of increased demand driven by sales to new customers and, sales of new products to existing customers to provide an integrated product suite, or "enterprise", generating consulting fees.

     Looking forward, the Company anticipates an increasing contribution to software license fees, and related increases to software support fees and other revenues, from its newer products MortgageWare Loan Servicing, MortgageWare InfoLINQ, and MortgageWare MarketLINQ. As discussed above, the Company believes the overall lending environment to be favorable as of September 30, 1997 despite experiencing a high degree of volatility. Nonetheless, there can be no assurance that mortgage lending rates will not increase or continue to experience a high amount of volatility. Such increases or continued volatility could have a material adverse effect on the Company's revenues, profitability, and financial condition. Even if lending rates stabilize, if such rates are perceived as being too high, homeowners and potential homeowners may delay decisions that would otherwise result in mortgage lending transactions. Such delays may have an adverse effect upon the Company's customers, and upon the Company and its operations.

COST OF REVENUES

Three months ended September 30,
(In thousands)                                 1997        1996        Change
---------------------------------------- ----------- ----------- -------------

Software license fees                          $417        $343           22%

Percentage of software
  license fees                                  27%         19%
---------------------------------------- ----------- ----------- -------------

Software support fees                           523         447           17%

Percentage of software
   support fees                                 31%         30%
---------------------------------------- ----------- ----------- -------------

Other                                           243         169           44%

Percentage of other                             61%         56%
---------------------------------------- ----------- ----------- -------------

Total cost of revenues                       $1,183        $959           23%

Percentage of net revenues                      32%         27%
---------------------------------------- ----------- ----------- -------------

Cost of software license fees includes the purchase and duplication of disks, product documentation, and amortization of capitalized software development costs. As a percentage of software license fees, cost of software license fees increased from 19% to 27% for the quarter ended September 30, 1997 compared to the quarter ended September 30, 1996. This increase was primarily due to the cost of software license fees increasing more than software license fees. The cost of software license fees increased due to an increase in amortization of capitalized software development costs. Amortization of capitalized software development costs increased to $356,000 in the quarter ended September 30, 1997 compared to $294,000 for the same quarter in the previous year. The Company expects the dollar amount of its amortization of capitalized software development costs to increase for the remainder of fiscal year 1998.

     Cost of software support fees includes salaries and other costs related to providing telephone support, and the purchase, duplication and shipping of disks associated with software updates. As a percentage of software support fees, cost of software support fees increased from 30% to 31% for the quarter ended September 30, 1997 compared to the quarter ended September 30, 1996. This increase was primarily due to increased payroll costs for the customer support group - mainly for staffing for support of the Company's newer products. Looking forward, because the level of staffing and customer service expenses are related to the size of the Company's customer base and the number of different products offered and updated, the Company expects the dollar cost of software support fees to increase in accordance with its customer base and expanded product offering, and to remain flat or increase slightly as a percentage of software support fees.

     Cost of other revenue includes the purchase and duplication of disks associated with custom documents, the salaries and reimbursable expenses for the customer service department employees who provide training and consulting services and, the net cost of the Company's annual MortgageWare software users' group meeting. As a percentage of other revenue, cost of other revenue increased from 56% to 61% for the quarter ended September 30, 1997 compared to the same period the previous year. This increase was primarily due to a consulting engagement during the quarter ended September 30, 1997 that experienced a slightly lower gross margin.

OPERATING EXPENSES

Three months ended September 30,
(In thousands)                               1997        1996     Change
----------------------------------------- ----------- ----------- -------------

Product development                             $323        $528         (39%)

Percentage of net revenues                        9%         15%
----------------------------------------- ----------- ----------- -------------

Sales & marketing                              1,201         997           20%

Percentage of net revenues                       33%         28%
----------------------------------------- ----------- ----------- -------------

General & administrative                         769         778          (1%)

Percentage of net revenues                       21%         22%
----------------------------------------- ----------- ----------- -------------

Product development expenses include salaries for software developers and analysts, facilities costs and expenses associated with computer equipment used in software development. Product development expenses decreased by 39%, from $528,000 to $323,000, for the quarter ended September 30, 1997 compared to the quarter ended September 30, 1996. Product development expenses as a percentage of net revenues, decreased from 15% to 9% for the quarter ended September 30, 1997 compared to the same period in 1996. The dollar and as a percentage of revenues decrease, was primarily due to increased capitalization of software development costs associated with enhancements of newer products released during fiscal year 1997. The Company capitalized $337,000 and $200,000 of development expenditures for the quarters ended September 30, 1997 and 1996 respectively. The Company released two new products, MortgageWare Loan Servicing and BuilderBLOCK$ during the quarter ended September 30, 1996. Additionally, the Company released MortgageWare InfoLINQ during the quarter ended March 31, 1997 and released MortgageWare MarketLINQ during the quarter ended June 30, 1997. Accordingly, the Company anticipates a higher sustained level of capitalized development expenditures similar to the quarter ended September 30, 1997 for the remainder of fiscal year 1998.

     Sales and marketing expenses include salaries, sales commissions, as well as travel and facility costs for the Company's sales and marketing personnel. Sales and marketing expenses also include advertising and trade shows. As a percentage of net revenues, sales and marketing expenses increased from 28% to 33% for the quarter ended September 30, 1997 compared to the same period in the previous year. This increase is primarily due to increased promotional and salary expense intended to increase the sales and market penetration of the Company's newer products.

     General and administrative expenses include costs related to finance, purchasing, order fulfillment, administration and facilities costs. As a percentage of net revenues, general and administrative expenses decreased slightly from 22% to 21% for the quarter ended September 30, 1997 compared to the same period the previous year. This decrease is primarily due to net revenue increasing while general and administrative expenses decreased slightly. As a percentage of net revenues, the Company expects general and administrative expenses to hold steady or decrease slightly for the remainder of fiscal year 1998.

NET INTEREST AND OTHER INCOME

Three months ended September 30,
(In thousands)                               1997      1996      Change
---------------------------------------- ---------- --------- -----------
Net interest and other
    income (expense)                          $192      $191          0%

Percentage of net revenues                      5%        5%
---------------------------------------- ---------- --------- -----------

Interest income was $198,000 and $198,000 for the quarters ended September 30, 1997 and 1996 respectively. Although interest income was unchanged, the investment portfolio balance was slightly lower in the quarter ended September 30, 1997, but earned a slightly higher rate of return than the same quarter in the previous year.

     As of September 30, 1997, the Company had no interest-bearing debt outstanding, and anticipates no new debt financing in the foreseeable future. Accordingly, the Company expects net interest and other income for the foreseeable future to reflect net interest income.

INCOME TAXES

Three months ended September 30,
(In thousands)                               1997      1996      Change
---------------------------------------- ---------- --------- -----------
Income taxes                                 $148       $183        (19%)

Effective tax rate                            41%        36%
---------------------------------------- ---------- --------- -----------

The provision for income taxes includes federal and state income taxes currently payable or receivable, and deferred taxes arising from temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital, which consists principally of cash, cash equivalents and short-term investments was $11,205,000 as of September 30, 1997, compared to $11,623,000 at June 30, 1997. Cash and cash equivalents decreased by $185,000 for the three months ended September 30, 1997. Additions to cash and cash equivalents included $904,000 provided by operating activities. Principal uses of cash and cash equivalents included $633,000 for the repurchase of common stock, $337,000 of capitalized software costs, and the purchase of $172,000 of property and equipment.

     Although the Company at September 30, 1997 has no material commitment for additional capital expenditures, it expects to spend approximately $500,000 for the fiscal year ending June 30, 1998, primarily for computer software and equipment.

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

NEW ACCOUNTING STANDARDS

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, Earnings Per Share (Statement 128). This statement establishes standards for the computation, presentation, and disclosure of earnings per share (EPS), replacing the presentation of currently required Primary EPS with a presentation of Basic EPS. It also requires dual presentation of Basic EPS and Diluted EPS on the face of the income statement for entities with complex capital structures. Basic EPS, unlike Primary EPS, excludes all dilution while Diluted EPS, like the current Fully diluted EPS, reflects the potential dilution that could occur from the exercise or conversion of securities into common stock or from other contracts to issue common stock. Statement 128 is effective for financial statements for period ending after December 31, 1997, including interim periods, and earlier application is not permitted. When adopted, the Company will be required to restate its EPS data for all prior periods presented. The Company does not expect the impact of the adoption of this statement to be material to previously reported EPS amounts.

     In October 1997, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position
(SOP) 97-2, Software Revenue Recognition which supersedes SOP 91-1. This SOP provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions and is effective for transactions entered into in fiscal years beginning after December 15, 1997. The Company does not expect the impact of adoption of SOP 97-2 to be material.

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

                        Financial Data Schedule

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATED:  November 14, 1997



                           INTERLINQ SOFTWARE CORPORATION
                           (Registrant)



                           /s/ STEPHEN A. YOUNT
                           ---------------------------------------------------
                           Stephen A. Yount
                           Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT
NO.             DESCRIPTION
-------         -----------

27             FINANCIAL DATA SCHEDULE