Form 10-Q
period 1997-12-31
INTERLINQ SOFTWARE CORP
filed 1998-02-12
CIK 802242

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended DECEMBER 31, 1997

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

                                Yes [X] No [ ]


As of February 12, 1998, there were 5,122,812 shares of the Registrant's Common Stock outstanding.

PART I.   FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                         INTERLINQ SOFTWARE CORPORATION
                                 BALANCE SHEETS


                                     ASSETS


                                                          DECEMBER 31,       JUNE 30,
                                                             1997              1997
                                                          -----------       -----------
                                                          (UNAUDITED)
CURRENT ASSETS:
     Cash and cash equivalents                            $ 9,479,109       $ 7,793,761
     Short-term investments                                 3,218,074         6,037,545
     Accounts receivable, net                               2,356,667         1,602,220
     Inventory                                                 47,725            55,246
     Prepaid expenses                                         480,894           408,909
     Deferred income taxes                                    267,660           267,660
                                                          -----------       -----------
            Total current assets                           15,850,129        16,165,341
                                                          -----------       -----------

Property and equipment, at cost                             6,035,524         5,836,895
     Less accumulated depreciation and amortization         4,911,434         4,364,628
                                                          -----------       -----------
            Net property and equipment                      1,124,090         1,472,267
                                                          -----------       -----------

Capitalized software costs, net                             3,385,869         3,358,016
Other assets                                                   55,203            70,899
                                                          -----------       -----------
                                                          $20,415,291       $21,066,523
                                                          ===========       ===========

                         INTERLINQ SOFTWARE CORPORATION
                                 BALANCE SHEETS


                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                     DECEMBER 31,          JUNE 30,
                                                        1997                 1997
                                                     -----------       -----------
                                                     (UNAUDITED)
CURRENT LIABILITIES:
     Accounts payable                                $   198,321       $   235,895
     Accrued compensation and benefits                   575,926           555,402
     Other accrued liabilities                           567,975           498,276
     Customer deposits                                   223,339           199,636
     Deferred software support fees                    3,215,119         3,052,822
                                                     -----------       -----------
            Total current liabilities                  4,780,680         4,542,031
                                                     -----------       -----------

NONCURRENT LIABILITIES:
     Deferred rent and other lease obligations                --           160,443
     Deferred software support fees                       14,745             6,746
     Deferred income taxes                               306,950           306,950
                                                     -----------       -----------
            Total noncurrent liabilities                 321,695           474,139
                                                     -----------       -----------

SHAREHOLDERS' EQUITY:
     Common stock                                         51,214            54,165
     Additional paid-in capital                        9,042,839        10,343,087
     Retained earnings                                 6,218,863         5,653,101
                                                     -----------       -----------
            Total shareholders' equity                15,312,916        16,050,353
                                                     -----------       -----------
                                                     $20,415,291       $21,066,523
                                                     ===========       ===========

                         INTERLINQ SOFTWARE CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                              THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                  DECEMBER 31,                      DECEMBER 31,
                                          ---------------------------       ---------------------------
                                             1997             1996             1997             1996
                                          ----------       ----------       ----------       ----------
NET REVENUES:
     Software license fees                $2,153,376       $1,780,399       $3,699,536       $3,563,558
     Software support fees                 1,734,390        1,480,747        3,427,976        2,975,243
     Other                                   480,829          255,266          882,923          556,598
                                          ----------       ----------       ----------       ----------
         Total net revenues                4,368,595        3,516,412        8,010,435        7,095,399
                                          ----------       ----------       ----------       ----------

COST OF REVENUES:
     Software license fees                   398,336          371,600          815,211          714,088
     Software support fees                   604,531          429,818        1,127,118          877,004
     Other                                   207,877          184,584          451,447          353,468
                                          ----------       ----------       ----------       ----------
         Total cost of revenues            1,210,744          986,002        2,393,776        1,944,560
                                          ----------       ----------       ----------       ----------
         Gross profit                      3,157,851        2,530,410        5,616,659        5,150,839
                                          ----------       ----------       ----------       ----------

OPERATING EXPENSES:
     Product development                     450,741          510,670          774,205        1,038,325
     Sales and marketing                   1,377,091          949,330        2,578,151        1,946,196
     General and administrative              947,786          824,127        1,716,744        1,602,259
                                          ----------       ----------       ----------       ----------
         Total operating expenses          2,775,618        2,284,127        5,069,100        4,586,780
                                          ----------       ----------       ----------       ----------
         Operating income                    382,233          246,283          547,559          564,059
Net interest and other income                183,716          176,543          375,487          367,768
                                          ----------       ----------       ----------       ----------
         Income before income taxes          565,949          422,826          923,046          931,827
Income tax expense                           209,401          152,033          357,284          335,273
                                          ----------       ----------       ----------       ----------
         Net income                       $  356,548       $  270,793       $  565,762       $  596,554
                                          ==========       ==========       ==========       ==========


Net income per share - Basic              $      .07       $      .05       $      .11       $      .10
Net income per share - Diluted            $      .07       $      .05       $      .11       $      .10

Weighted average common shares             5,225,237        5,830,261        5,215,224        5,709,600

Weighted average common and
     common equivalent shares              5,345,289        5,976,244        5,328,099        5,835,622

                         INTERLINQ SOFTWARE CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                            SIX MONTHS ENDED
                                                                      ------------------------------
                                                                      DECEMBER 31,       DECEMBER 31,
                                                                         1997               1996
                                                                      -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                       $   565,762        $   596,554
         Adjustments to reconcile net income to net
            cash provided by operating activities:
             Depreciation and amortization                                572,033            556,023
             Amortization of capitalized software costs                   724,933            619,911
             Change in operating assets and liabilities:
                 Accounts receivable                                     (754,447)          (335,241)
                 Inventory and prepaid expenses                           (64,464)           (68,186)
                 Other assets                                              15,696            (87,500)
                 Accounts payable                                         (37,574)           (29,130)
                 Accrued compensation and benefits,
                    other accrued liabilities and deferred rent           (70,220)           (52,167)
                 Customer deposits                                         23,703            (90,113)
                 Deferred software support fees                           170,296            347,189
                                                                      -----------        -----------
                     Net cash provided by operating activities          1,145,718          1,457,340
                                                                      -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                                 (223,856)          (376,283)
     Purchases of source code                                                  --           (232,773)
     Capitalized software costs                                          (752,786)          (403,461)
     Proceeds from sales and maturities of short-term
        investments                                                     2,819,471          1,329,165
                                                                      -----------        -----------
                    Net cash provided by investing activities           1,842,829            316,648
                                                                      -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock                                 8,488              3,325
     Repurchase of common stock                                        (1,311,687)        (2,561,124)
                                                                      -----------        -----------
                    Net cash used in financing activities              (1,303,199)        (2,557,799)
                                                                      -----------        -----------
                    Net increase in cash and cash equivalents           1,685,348           (783,811)
     Cash and cash equivalents at beginning of period                   7,793,761          6,511,041
                                                                      -----------        -----------
     Cash and cash equivalents at end of period                       $ 9,479,109        $ 5,727,230
                                                                      ===========        ===========

                         INTERLINQ SOFTWARE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1997
                                   (UNAUDITED)



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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended December 31, 1997, are not necessarily indicative of the results for the year ending June 30, 1998. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended June 30, 1997.

2.    Earnings per share

Effective for the quarter ended December 31, 1997, the Company implemented Statement of Financial Accounting Standards No. 128 Earnings Per Share. In accordance with Statement 128, the Company has presented basic earnings per share and diluted earnings per share for all periods presented. Basic earnings per share is based on the weighted average common shares outstanding. Diluted earnings per share is based on the weighted average common and common equivalent shares outstanding, which reflects potential dilution from common stock equivalents. The dilutive effect of outstanding options is computed using the treasury stock method. The following table reconciles the weighted average common shares used in the computation of basic earnings per share to the weighted average common and common equivalent shares used in the computation of diluted earnings per share:


                                                  THREE MONTHS ENDED             SIX MONTHS ENDED
                                                     DECEMBER 31,                   DECEMBER 31,
                                             -------------------------       -------------------------
                                                1997            1996            1997            1996
                                             ---------       ---------       ---------       ---------
Weighted average common shares               5,225,237       5,830,261       5,215,224       5,709,600
Dilutive effect of outstanding options         120,052         145,983         112,875         126,022
                                             ---------       ---------       ---------       ---------
Weighted average common and
      common equivalent shares               5,345,289       5,976,244       5,328,099       5,835,622
                                             =========       =========       =========       =========

ITEM 2.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

     Prior to the mid 1980's, mortgage loans in the United States were originated in a manual and paper-intensive process. Then, beginning in the mid 1980's and running through the mid 1990's, the mortgage lending industry implemented its first wave of automation with PC-based software solutions for mortgage originations. During this period of time, the Company experienced rapid revenue and customer growth by providing its MortgageWare Loan Management System
- a robust, full-featured and cost-effective PC-based software solution. This first wave of automation was accelerated and amplified from 1992 to early 1994 as mortgage interest rates reached historically low levels and mortgage refinance volumes soared. Then, in early 1994, the Federal Reserve raised interest rates. This event immediately caused mortgage refinance volumes to plummet. As a result, lenders found themselves with excess labor and mortgage processing capacity. During the remainder of 1994 and for most of 1995, the Company believes that the industry was then focused more on staff reduction, than adding new automated loan management systems.

     Beginning in fiscal year 1996, and continuing into the first two quarters of fiscal year 1998, Mortgage lending rates have reflected a lending environment that has experienced a high degree of volatility. In spite of this volatility, the overall lending conditions have been considered favorable for the borrower compared to most historical measures. With this overall favorable lending environment, the Company believes that mortgage lending activity has increased, driven by an increase in financing of home sales and, especially in the quarter ended December 31, 1997, refinancing of existing mortgages. However, during the last half of fiscal year 1997, the Company began to observe a shift in the mortgage origination business. There appeared to be excess production capacity coupled with a reduced profit margin.

     Historically, when mortgage origination volumes increased due to favorable lending rates, the Company experienced a substantial increase in software license fees as lenders increased production capacity. Although mortgage refinance volumes increased significantly during the quarter ended December 31, 1997, software license fees only increased modestly due to the excess production capacity mentioned above. The Company believes that due to reduced profit margins, its customers are shifting their purchasing decisions to solutions that reduce unit costs and accordingly, increase profit margins, rather than solely increasing production capacity. During fiscal years 1996 and 1997, the Company focused its product development effort to provide a more diverse and integrated "enterprise" solution for the mortgage lending industry. It is the Company's belief that this broader "enterprise" solution will position the Company well for this recent change in the mortgage lending industry. This broader product offering focuses more on reducing the cost of originating, processing, and servicing a mortgage, than on solely increasing production capacity.

NET REVENUES


                             Three months ended December 31,
(In thousands)               1997         1996          Change
                            ------       ------         ------
Software license fees       $2,153       $1,780           21%

Software support fees        1,735        1,481           17%

Other                          481          255           88%
                            ------       ------         ------

Total net revenues          $4,369       $3,516           24%
                            ------       ------         ------

Net revenues consist of software license fees, software support fees and other revenues (which include training and consulting fees, document fees, interest income on contracts receivable and other miscellaneous sales), net of discounts and sales returns.

    Software license fees increased by 21% for the quarter ended December 31, 1997, compared to the quarter ended December 31, 1996. This period-to-period increase was primarily due to a combination of an increase in software license fees for the MortgageWare Loan Management System, as lenders added production capacity and to increased sales of the Company's newer products MortgageWare InfoLINQ and MortgageWare MarketLINQ.

    Software support fees increased by 17% for the quarter ended December 31, 1997, compared to the quarter ended December 31, 1996. This period-to-period increase was primarily due to a combination of an increase in the total installed software value for the Company's customer base upon which software support fees are calculated, as well as a low rate of attrition in the customer base. Due in part to changes, from time to time, in government regulations applicable to documentation required for residential mortgage lending, the vast majority of the Company's customers purchase annual software support agreements. Because software support fees are recognized ratably over the term of the annual support agreement while software license fees are recognized on product shipment, the percentage increase in software support fees compared to software license fees is not directly proportional. The Company believes software support fees are likely to continue to increase at a modest rate for the rest of fiscal year 1998.

    Other revenues increased by 88% for the quarter ended December 31, 1997, compared to the quarter ended December 31, 1996. This period-to-period increase resulted from an increase in demand for the Company's training and consultation services. Consulting services assist customers in effectively implementing and integrating the Company's product suite, thereby reducing the cost of originating and processing a mortgage loan, as well as providing timely and relevant information for its decision-makers. The Company expects its training and consulting fees to increase during fiscal year 1998 compared to fiscal year 1997, reflecting an increased demand from both new and existing customers for an integrated (enterprise) product suite.

    Looking forward, the Company anticipates an increasing contribution to software license fees, and related increases to software support fees and other revenues, from its newer products MortgageWare Loan Servicing, MortgageWare InfoLINQ, and MortgageWare MarketLINQ. As discussed above, the Company believes the overall lending environment to be favorable as of December 31, 1997, despite experiencing a high degree of volatility. Nonetheless, there can be no assurance that mortgage lending rates will not increase or continue to experience a high amount of volatility. Such increases or continued volatility could have a material adverse effect on the Company's revenues, profitability, and financial condition. Even if lending rates stabilize, if such rates are perceived as being too high, homeowners and potential homeowners may delay decisions that would otherwise result in mortgage lending transactions. Such delays may have an adverse effect upon the Company's customers, and upon the Company and its operations.

COST OF REVENUES

                                    Three months ended December 31,
(In thousands)                    1997          1996           Change
                                 ------        ------          ------
Software license fees            $  398        $  372             7%

Percentage of software
  license fees                       18%           21%
                                 ------        ------          ------
Software support fees               605           430            41%

Percentage of software
   support fees                      35%           29%
                                 ------        ------          ------
Other                               208           185            12%

Percentage of other                  43%           73%
                                 ------        ------          ------
Total cost of revenues           $1,211        $  986            23%

Percentage of net revenues           28%           28%
                                 ------        ------          ------


Cost of software license fees includes the purchase and duplication of disks, product documentation, and amortization of capitalized software development costs. As a percentage of software license fees, cost of software license fees decreased from 21% to 18% for the quarter ended December 31, 1997, compared to the quarter ended December 31, 1996. This decrease was primarily due to software license fees increasing at a higher rate than the cost of software license fees that contain the relatively fixed component of amortization of capitalized software development costs. Amortization of capitalized software development costs increased to $369,000 in the quarter ended December 31, 1997, compared to $326,000 for the same quarter in the previous year. The Company expects the dollar amount of its amortization of capitalized software development costs to increase for the remainder of fiscal year 1998.

    Cost of software support fees includes salaries and other costs related to providing telephone support, and the purchase, duplication and shipping of disks associated with software updates. As a percentage of software support fees, cost of software support fees increased from 29% to 35% for the quarter ended December 31, 1997, compared to the quarter ended December 31, 1996. This increase was primarily due to a combination of an increase in the cost of disks and documentation associated with a higher volume of software updates and increased payroll costs for the customer support group - mainly for staffing for support of the Company's newer products. Looking forward, because the level of staffing and customer service expenses are related to the size of the Company's customer base and the number of different products offered and updated, the Company expects the dollar cost of software support fees to increase in accordance with its customer base and expanded product offering, and to remain flat or increase slightly as a percentage of software support fees.

    Cost of other revenue includes the purchase and duplication of disks associated with custom documents, the salaries and reimbursable expenses for the customer service department employees who provide training and consulting services and the net cost of the Company's annual MortgageWare software users' group meeting. As a percentage of other revenue, cost of other revenue decreased from 73% to 43% for the quarter ended December 31, 1997, compared to the same period the previous year. This decrease was primarily due to a combination of a higher utilization rate of the Company's training group, and a large consulting engagement during the quarter ended December 31, 1997, contributing to an improved margin.

OPERATING EXPENSES


                                   Three months ended December 31,
(In thousands)                    1997          1996           Change
                                 ------        ------          ------
Product development              $  451        $  511           (12%)

Percentage of net revenues           10%           15%
                                 ------        ------          ------
Sales & marketing                 1,377           949            45%

Percentage of net revenues           32%           27%
                                 ------        ------          ------
General & administrative            948           824            15%

Percentage of net revenues           22%           23%
                                 ------        ------          ------


Product development expenses include salaries for software developers and analysts, facilities costs and expenses associated with computer equipment used in software development. Product development expenses decreased by 12%, from $511,000 to $451,000, for the quarter ended December 31, 1997, compared to the quarter ended December 31, 1996. This decrease was primarily due to a combination of an increased capitalization of software development costs associated with enhancements of newer products released during fiscal year 1997 and was partially offset by an increase in payroll costs associated with a tight labor market for technical skills. The Company capitalized $416,000 and $203,000 of development expenditures for the quarters ended December 31, 1997, and 1996, respectively. The Company released MortgageWare InfoLINQ during the quarter ended March 31, 1997, and released MortgageWare MarketLINQ during the quarter ended June 30, 1997. Accordingly, the Company anticipates a higher sustained level of capitalized development expenditures similar to the quarter ended December 31, 1997, for the remainder of fiscal year 1998.

    Sales and marketing expenses include salaries, sales commissions, as well as travel and facilities costs for the Company's sales and marketing personnel. Sales and marketing expenses also include advertising and trade shows. As a percentage of net revenues, sales and marketing expenses increased from 27% to 32% for the quarter ended December 31, 1997, compared to the same period in the previous year. This increase is primarily due to increased promotional and salary expense intended to increase the sales and market penetration of the Company's newer products and overall enterprise solution.

    General and administrative expenses include costs related to finance, purchasing, order fulfillment, administration and facilities. As a percentage of net revenues, general and administrative expenses decreased slightly from 23% to 22% for the quarter ended December 31, 1997, compared to the same period the previous year. This decrease is primarily due to net revenue increasing at a higher rate than general and administrative expenses. As a percentage of net revenues, the Company expects general and administrative expenses to hold steady or decrease slightly for the remainder of fiscal year 1998.

NET INTEREST AND OTHER INCOME


                                 Three months ended December 31,
(In thousands)                  1997          1996           Change
                                ----          ----           ------
Net interest and other
    income (expense)            $184          $177            4%
Percentage of net revenues         4%            5%
                                ----          ----           ------

Interest income was $189,000 and $183,000 for the quarters ended December 31, 1997, and 1996, respectively. Interest income was similar between quarters as the average investment portfolio and rate of return did not change significantly.

    As of December 31, 1997, the Company had no interest-bearing debt outstanding, and anticipates no new debt financing in the foreseeable future. Accordingly, the Company expects net interest and other income for the foreseeable future to reflect net interest income.

INCOME TAXES


                             Three months ended December 31,
  (In thousands)                  1997    1996       Change
                                  ----    ----       ------
  Income taxes                    $209    $152        38%

  Effective tax rate               37%     36%
                                  ----    ----       ------


The provision for income taxes includes federal and state income taxes currently payable and deferred taxes arising from temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.

LIQUIDITY AND CAPITAL RESOURCES

    Working capital, which consists principally of cash, cash equivalents and short-term investments, was $11,069,000 as of December 31, 1997, compared to $11,623,000 at June 30, 1997. Cash and cash equivalents increased by $1,685,000 for the six months ended December 31, 1997. Additions to cash and cash equivalents included $1,146,000 provided by operating activities. Principal uses of cash and cash equivalents included $1,312,000 for the repurchase of common stock, $753,000 of capitalized software costs, and the purchase of $224,000 of property and equipment.

    Although the Company at December 31, 1997, has no material commitment for additional capital expenditures, it expects to spend approximately $500,000 for the fiscal year ending June 30, 1998, primarily for computer software and equipment.

    Long-term cash requirements, other than normal operating expenses, are anticipated for development of new software products and enhancement of existing products; financing anticipated growth; and the possible acquisition of other software products, technologies and businesses, and the possible repurchase of the Company's common stock. The Company believes that its existing cash, cash equivalents, short-term investments, and cash generated by operations will be sufficient to satisfy its currently anticipated cash requirements for fiscal year 1998.

FORWARD-LOOKING STATEMENTS

    When used in this discussion, the words "believes", "anticipates", and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

YEAR 2000

The Company believes that the Year 2000 issue impacts its business operations on three levels. The products that the Company uses to conduct its business, the products that it sells, and (indirectly) the software products that its customers use to conduct their business. The Company has initiated and continues to pursue the evaluation process on all three fronts. The Company currently does not believe that the impact on the business with regards to products used in house will be material. In addition, the Company has already made significant strides with regards to the products that it sells, and does not believe there are any material uncertainties or commitments in this area. With regards to the software products that its customers use to conduct their business, the Company does not believe it is possible to evaluate nor estimate the impact that significant deficiencies in these systems would have on the business.

     PART II.  OTHER INFORMATION



     ITEM 1.      LEGAL PROCEEDINGS

                  None

     ITEM 2.      CHANGES IN SECURITIES

                  None

     ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

                  None

     ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                   At the Company's Annual Meeting of Shareholders held on November 5, 1997:



                  The following nominees were elected to the Board of Directors:



                       Affirmative         Votes
                          Votes           Withheld
                        ---------         -------
Jiri M. Nechleba        4,921,974          41,040

Theodore M. Wight       4,548,694         414,320
                        ---------         -------

                  Directors Robert W. O'Rear and Robert J. Gallagher will continue their current terms as directors.

     ITEM 5.      OTHER INFORMATION

                  None

     ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

                  Financial Data Schedule

SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATED:  February 12, 1998



                                  INTERLINQ SOFTWARE CORPORATION
                                  (Registrant)



                                  /s/ Stephen A. Yount
                                  --------------------------------------------
                                  Stephen A. Yount
                                  Vice President, Finance and Chief Financial
                                  Officer (Principal Financial and Accounting
                                  Officer)