Form 10-Q
period 1998-03-31
INTERLINQ SOFTWARE CORP
filed 1998-05-13
CIK 802242

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the period ended MARCH 31, 1998

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

                   Yes [X]                          No [ ]


As of May 13, 1998, there were 5,114,746 shares of the Registrant's Common Stock outstanding.



================================================================================

PART I.   FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                         INTERLINQ SOFTWARE CORPORATION
                                 BALANCE SHEETS


                                     ASSETS

                                                           MARCH 31,          JUNE 30,
                                                             1998               1997
                                                          -----------        -----------
                                                          (UNAUDITED)
CURRENT ASSETS:
    Cash and cash equivalents                             $ 9,600,834        $ 7,793,761
    Short-term investments                                  4,291,778          6,037,545
    Accounts receivable, net                                2,418,458          1,602,220
    Inventory                                                  43,054             55,246
    Prepaid expenses                                          472,210            408,909
    Deferred income taxes                                     279,500            267,660
                                                          -----------        -----------
           Total current assets                            17,105,834         16,165,341
                                                          -----------        -----------

Property and equipment, at cost                             6,165,751          5,836,895
    Less accumulated depreciation and amortization          5,196,429          4,364,628
                                                          -----------        -----------
           Net property and equipment                         969,322          1,472,267
                                                          -----------        -----------

Capitalized software costs, net                             3,497,487          3,358,016
Other assets                                                   34,879             70,899
                                                          -----------        -----------
                                                          $21,607,522        $21,066,523
                                                          ===========        ===========

                         INTERLINQ SOFTWARE CORPORATION
                                 BALANCE SHEETS


                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                      MARCH 31,          JUNE 30,
                                                        1998               1997
                                                     -----------        -----------
                                                     (UNAUDITED)
CURRENT LIABILITIES:
    Accounts payable                                 $   342,922        $   235,895
    Accrued compensation and benefits                    927,907            555,402
    Other accrued liabilities                            532,926            498,276
    Customer deposits                                    409,297            199,636
    Deferred software support fees                     3,262,808          3,052,822
                                                     -----------        -----------
           Total current liabilities                   5,475,860          4,542,031
                                                     -----------        -----------

NONCURRENT LIABILITIES:
    Deferred rent and other lease obligations                 --            160,443
    Deferred software support fees                         2,075              6,746
    Deferred income taxes                                336,700            306,950
                                                     -----------        -----------
           Total noncurrent liabilities                  338,775            474,139
                                                     -----------        -----------

SHAREHOLDERS' EQUITY:
    Common stock                                          51,132             54,165
    Additional paid-in capital                         9,002,580         10,343,087
    Retained earnings                                  6,739,175          5,653,101
                                                     -----------        -----------
           Total shareholders' equity                 15,792,887         16,050,353
                                                     -----------        -----------
                                                     $21,607,522        $21,066,523
                                                     ===========        ===========

                         INTERLINQ SOFTWARE CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                              THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                   MARCH 31,                            MARCH 31,
                                           1998               1997               1998               1997
                                        -----------        -----------        -----------        -----------
NET REVENUES:
    Software license fees               $ 2,616,383        $ 1,718,494        $ 6,315,918        $ 5,282,052
    Software support fees                 1,753,098          1,496,104          5,181,074          4,471,347
    Other                                   417,478            318,961          1,300,401            875,559
                                        -----------        -----------        -----------        -----------
        Total net revenues                4,786,959          3,533,559         12,797,393         10,628,958
                                        -----------        -----------        -----------        -----------

COST OF REVENUES:
    Software license fees                   460,531            366,191          1,275,742          1,080,278
    Software support fees                   661,788            482,314          1,788,906          1,359,319
    Other                                   209,348            176,203            660,794            529,671
                                        -----------        -----------        -----------        -----------
        Total cost of revenues            1,331,667          1,024,708          3,725,442          2,969,268
                                        -----------        -----------        -----------        -----------
        Gross profit                      3,455,292          2,508,851          9,071,951          7,659,690
                                        -----------        -----------        -----------        -----------

OPERATING EXPENSES:
    Product development                     387,654            552,437          1,161,859          1,590,762
    Sales and marketing                   1,440,171          1,082,026          4,018,322          3,028,222
    General and administrative              979,567            788,797          2,696,311          2,391,057
                                        -----------        -----------        -----------        -----------
        Total operating expenses          2,807,392          2,423,260          7,876,492          7,010,041
                                        -----------        -----------        -----------        -----------
        Operating income                    647,900             85,591          1,195,459            649,649

Net interest and other income               176,406            165,513            551,893            533,282
                                        -----------        -----------        -----------        -----------
    Income before income taxes              824,306            251,104          1,747,352          1,182,931
Income tax expense                          303,994             90,582            661,278            425,855
                                        -----------        -----------        -----------        -----------
    Net income                          $   520,312        $   160,522        $ 1,086,074        $   757,076
                                        ===========        ===========        ===========        ===========


Net income per share - Basic            $       .10        $       .03        $       .21        $       .13
Net income per share - Diluted          $       .10        $       .03        $       .20        $       .13

Weighted average common shares            5,117,018          5,485,628          5,212,108          5,710,450
Weighted average common and
    common equivalent shares              5,287,921          5,660,071          5,342,757          5,853,981

                         INTERLINQ SOFTWARE CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                      NINE MONTHS ENDED
                                                              -------------------------------
                                                               MARCH 31,           MARCH 31,
                                                                 1998                1997
                                                              -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                 $ 1,086,074         $   757,076
      Adjustments to reconcile net income to net cash
        provided by operating activities:
           Depreciation and amortization                          857,027             834,406
           Amortization of capitalized software costs           1,128,426             932,833
           Deferred income tax expense                             17,910                  --
           Change in operating assets and liabilities:
             Accounts receivable                                 (816,238)            379,199
             Inventory and prepaid expenses                       (51,109)           (128,749)
             Other assets                                          36,020                  --
             Accounts payable                                     107,027             115,682
             Accrued compensation and benefits, other
                accrued liabilities and deferred rent             246,712              10,757
             Customer deposits                                    209,661              88,664
             Deferred software support fees                       205,315             431,340
                                                              -----------         -----------
                Net cash provided by operating activities       3,026,825           3,421,208
                                                              -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                           (354,082)           (443,803)
   Purchases of source code                                            --            (232,773)
   Capitalized software costs                                  (1,267,897)           (681,395)
   Proceeds from sales and maturities of short-term
      investments                                               1,745,767           3,021,497
   Change in other assets                                              --             (75,000)
                                                              -----------         -----------
                Net cash provided by investing activities         123,788           1,588,526
                                                              -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                          18,560               5,758
   Repurchase of common stock                                  (1,362,100)         (2,561,125)
                                                              -----------         -----------
                Net cash used in financing activities          (1,343,540)         (2,555,367)
                                                              -----------         -----------
                Net increase in cash and cash equivalents       1,807,073           2,454,367
   Cash and cash equivalents at beginning of period             7,793,761           6,511,041
                                                              -----------         -----------
   Cash and cash equivalents at end of period                 $ 9,600,834         $ 8,965,408
                                                              ===========         ===========

                         INTERLINQ SOFTWARE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (UNAUDITED)


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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended March 31, 1998, are not necessarily indicative of the results for the year ending June 30, 1998. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997.

2.   Earnings per share

Effective for the quarter ended December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128 Earnings Per Share. In accordance with Statement 128, the Company has presented basic earnings per share and diluted earnings per share for all periods presented. Basic earnings per share is computed by dividing net income by the weighted average common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average common and common equivalent shares outstanding, which reflects potential dilution from common stock equivalents. The dilutive effect of outstanding options is computed using the treasury stock method. The following table reconciles the weighted average common shares used in the computation of basic earnings per share to the weighted average common and common equivalent shares used in the computation of diluted earnings per share:

                                                  THREE MONTHS ENDED               NINE MONTHS ENDED
                                                       MARCH 31,                        MARCH 31,
                                                1998             1997             1998             1997
                                              ---------        ---------        ---------        ---------
Weighted average common shares                5,117,018        5,485,628        5,212,108        5,710,450
Dilutive effect of outstanding options          170,903          174,443          130,649          143,531

                                              ---------        ---------        ---------        ---------
Weighted average common and
    common equivalent shares                  5,287,921        5,660,071        5,342,757        5,853,981
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

    Beginning in fiscal year 1996, and continuing into the first three quarters of fiscal year 1998, mortgage lending rates have reflected a lending environment that has experienced a high degree of volatility. In spite of this volatility, the overall lending conditions have been considered favorable for the borrower compared to most historical measures. With this overall favorable lending environment, the Company believes that mortgage lending activity has increased, driven by an increase in financing of home sales and, especially in the quarter ended March 31, 1998, refinancing of existing mortgages. During the last half of fiscal year 1997, the Company began to observe a shift in the mortgage origination business. There appeared to be excess production capacity coupled with a reduced profit margin. Over the last two quarters, it appears that most of this excess production capacity has been fulfilled, yet profit margins continue to be low.

     During the quarter ended March 31, 1998, the Company experienced increased license fees due to a combination of lenders once again needing additional production capacity and the immediate acceptance of MortgageWare TC by existing and new customers. Looking forward, the Company believes that due to continued lower profit margins, its customers are shifting their long-term purchasing decisions to solutions that reduce unit costs and accordingly, increase profit margins, rather than solely increasing production capacity. During fiscal years 1996 and 1997, the Company focused its product development effort to provide a more diverse and integrated "enterprise" solution for the mortgage lending industry. It is the Company's belief that this broader "enterprise" solution will position the Company well for this recent change in the mortgage lending industry. This broader product offering focuses more on reducing the cost of originating, processing, and servicing a mortgage, than on solely increasing production capacity.

NET REVENUES


Three months ended March 31,

(In thousands)                1998          1997           Change
-----------------------------------------------------------------
Software license fees        $2,616        $1,718            52%


Software support fees         1,753         1,496            17%


Other                           417           319            31%
-----------------------------------------------------------------
Total net revenues           $4,787        $3,534            35%
-----------------------------------------------------------------

Net revenues consist of software license fees, software support fees and other revenues (which include training and consulting fees, document fees, interest income on contracts receivable and other miscellaneous sales), net of discounts and sales returns.

   Software license fees increased by 52% for the quarter ended March 31, 1998, compared to the quarter ended March 31, 1997. This period-to-period increase was primarily due to a combination of an increase in software license fees for the MortgageWare Loan Management System (as lenders added production capacity), the immediate acceptance of MortgageWare TC, and to a lesser extent, increased sales of the Company's newer products, MortgageWare Loan Servicing and MortgageWare MarketLINQ.

   Software support fees increased by 17% for the quarter ended March 31, 1998, compared to the quarter ended March 31, 1997. This period-to-period increase was primarily due to a combination of an increase in the total installed software value for the Company's customer base upon which software support fees are calculated, as well as a low rate of attrition in the customer base. Due in part to changes, from time to time, in government regulations applicable to documentation required for residential mortgage lending, the vast majority of the Company's customers purchase annual software support agreements. Because software support fees are recognized ratably over the term of the annual support agreement while software license fees are recognized on product shipment, the percentage increase in software support fees compared to software license fees is not directly proportional. The Company believes software support fees are likely to continue to increase at a modest rate for the rest of fiscal year 1998.

   Other revenues increased by 31% for the quarter ended March 31, 1998, compared to the quarter ended March 31, 1997. This period-to-period increase resulted from an increase in demand for the Company's training and consultation services. Consulting services assist customers in effectively implementing and integrating the Company's product suite, thereby reducing the cost of originating and processing a mortgage loan, as well as providing timely and relevant information for its decision-makers. The Company expects its training and consulting fees to increase during fiscal year 1998 compared to fiscal year 1997, reflecting an increased demand from both new and existing customers for an integrated (enterprise) product suite.

   Looking forward, the Company anticipates an increasing contribution to software license fees, and related increases to software support fees and other revenues, from its newer products MortgageWare Loan Servicing, MortgageWare InfoLINQ, and MortgageWare MarketLINQ. As discussed above, the Company believes the overall lending environment to be favorable as of March 31, 1998, despite experiencing a high degree of volatility. Nonetheless, there can be no assurance that mortgage lending rates will not increase or continue to experience a high amount of volatility. Such increases or continued volatility could have a material adverse effect on the Company's revenues, profitability, and financial condition. Even if lending rates stabilize, if such rates are perceived as being too high, homeowners and potential homeowners may delay decisions that would otherwise result in mortgage lending transactions. Such delays may have an adverse effect upon the Company's customers, and upon the Company and its operations.

COST OF REVENUES


Three months ended March 31,
(In thousands)                     1998           1997          Change
------------------------------------------------------------------------
Software license fees             $  461         $  366             26%

Percentage of software
  license fees                        18%            21%
------------------------------------------------------------------------

Software support fees             $  662         $  482             37%

Percentage of software
   support fees                       38%            32%
------------------------------------------------------------------------

Other                             $  209         $  176             19%

Percentage of other                   50%            55%
------------------------------------------------------------------------

Total cost of revenues            $1,332         $1,025             30%

Percentage of net revenues            28%            29%
------------------------------------------------------------------------

Cost of software license fees includes the purchase and duplication of disks, product documentation, and amortization of capitalized software development costs. As a percentage of software license fees, cost of software license fees decreased from 21% to 18% for the quarter ended March 31, 1998, compared to the quarter ended March 31, 1997. This decrease was primarily due to software license fees increasing at a higher rate than the cost of software license fees that contain the relatively fixed component of amortization of capitalized software development costs. Amortization of capitalized software development costs increased to $403,000 in the quarter ended March 31, 1998, compared to $313,000 for the same quarter in the previous year. The Company expects the dollar amount of its amortization of capitalized software development costs to increase for the remainder of fiscal year 1998.

   Cost of software support fees includes salaries and other costs related to providing telephone support, and the purchase, duplication and shipping of disks associated with software updates. As a percentage of software support fees, cost of software support fees increased from 32% to 38% for the quarter ended March 31, 1998, compared to the quarter ended March 31, 1997. This increase was primarily due to increased payroll costs for the customer support group. Looking forward, because the level of staffing and customer service expenses are related to the size of the Company's customer base and the number of different products offered and updated, the Company expects the dollar cost of software support fees to increase in accordance with its customer base and expanded product offering, and to remain flat or increase slightly as a percentage of software support fees.

   Cost of other revenue includes the purchase and duplication of disks associated with custom documents, the salaries and reimbursable expenses for the customer service department employees who provide training and consulting services, and the net cost of the Company's annual MortgageWare software users' group meeting. As a percentage of other revenue, cost of other revenue decreased from 55% to 50% for the quarter ended March 31, 1998, compared to the same period the previous year. This decrease was primarily due to a higher utilization rate of the Company's training group.

OPERATING EXPENSES


Three months ended March 31,
(In thousands)                     1998           1997            Change
-------------------------------------------------------------------------
Product development               $  388         $  552            (30%)

Percentage of net revenues             8%            16%
-------------------------------------------------------------------------

Sales & marketing                 $1,440         $1,082             33%

Percentage of net revenues            30%            31%
-------------------------------------------------------------------------

General & administrative          $  980         $  789             24%

Percentage of net revenues            20%            22%
-------------------------------------------------------------------------

Product development expenses include salaries for software developers and analysts, facilities costs and expenses associated with computer equipment used in software development. Product development expenses decreased by 30%, from $552,000 to $388,000, for the quarter ended March 31, 1998, compared to the quarter ended March 31, 1997. This decrease was primarily due to an increased capitalization of software development costs associated with enhancements of newer products released during fiscal year 1997 and was partially offset by an increase in payroll costs associated with a tight labor market for technical skills. The Company capitalized $515,000 and $278,000 of development expenditures for the quarters ended March 31, 1998, and 1997, respectively. The Company released MortgageWare InfoLINQ during the quarter ended March 31, 1997, and released MortgageWare MarketLINQ during the quarter ended June 30, 1997. Accordingly, the Company anticipates a higher sustained level of capitalized development expenditures similar to the quarter ended March 31, 1998, for the remainder of fiscal year 1998.

   Sales and marketing expenses include salaries, sales commissions, as well as travel and facilities costs for the Company's sales and marketing personnel. Sales and marketing expenses also include advertising and trade shows. As a percentage of net revenues, sales and marketing expenses decreased from 31% to 30% for the quarter ended March 31, 1998, compared to the same period in the previous year. Although the Company incurred increased costs for advertising and other sales promotion activities, this decrease is primarily due to net revenue increasing more than sales and marketing expenses.

   General and administrative expenses include costs related to finance, purchasing, order fulfillment, administration and facilities. As a percentage of net revenues, general and administrative expenses decreased from 22% to 20% for the quarter ended March 31, 1998, compared to the same period the previous year. Although the Company incurred increased payroll and benefit costs during the quarter, this decrease is primarily due to net revenue increasing at a higher rate than general and administrative expenses. As a percentage of net revenues, the Company expects general and administrative expenses to hold steady or decrease slightly for the remainder of fiscal year 1998.

NET INTEREST AND OTHER INCOME


Three months ended March 31,
(In thousands)                   1998          1997         Change
--------------------------------------------------------------------
Net interest and other
    income                        $176         $166            6%

Percentage of net revenues           4%           5%
--------------------------------------------------------------------


Interest income was $182,000 and $172,000 for the quarters ended March 31, 1998, and 1997, respectively. Interest income was similar between quarters as the average investment portfolio and rate of return did not change significantly.

   As of March 31, 1998, the Company had no interest-bearing debt outstanding, and anticipates no new debt financing in the foreseeable future. Accordingly, the Company expects net interest and other income for the foreseeable future to reflect net interest income.

INCOME TAXES


Three months ended March 31,
(In thousands)          1998   1997    Change
----------------------------------------------
Income taxes             $304    $91     234%

Effective tax rate         37%    36%
----------------------------------------------

The provision for income taxes includes federal and state income taxes currently payable and deferred taxes arising from temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.

LIQUIDITY AND CAPITAL RESOURCES

   Working capital, which consists principally of cash, cash equivalents and short-term investments was $11,630,000 as of March 31, 1998, compared to $11,623,000 at June 30, 1997. Cash and cash equivalents increased by $1,807,000 for the nine months ended March 31, 1998. Additions to cash and cash equivalents included $3,027,000 provided by operating activities. Principal uses of cash and cash equivalents included $1,362,000 for the repurchase of common stock, $1,268,000 of capitalized software costs, and the purchase of $354,000 of property and equipment.

   Although the Company at March 31, 1998, has no material commitment for additional capital expenditures, it expects to spend approximately $500,000 for the fiscal year ending June 30, 1998, primarily for computer software and equipment.

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

YEAR 2000

The Company believes that the Year 2000 issue impacts its business operations on three levels: (i) the products that the Company uses internally to conduct its business, (ii) the products that it sells, and (iii) (indirectly) the software products that its customers use to conduct their business. The Company has initiated and continues to pursue the evaluation process on all three fronts. The Company currently does not believe that the impact on the business with regard to products used internally will be material. In addition, the Company has already made significant strides with regard to the products that it sells, and does not believe there are any material uncertainties or commitments in this area. With regard to the software products that its customers use to conduct their business, the Company does not believe it is possible to evaluate or estimate the impact that significant deficiencies in these systems would have on the business. However, to the extent its customers may be forced to make signficant expenditures to address Year 2000 issues, the Company's customers may elect to forgo purchasing the Company's products in order to devote resources to address these issues.

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



DATED:  May 13, 1998



                                     INTERLINQ SOFTWARE CORPORATION
                                     (Registrant)



                                     /s/ Stephen A. Yount
                                     --------------------
                                     Stephen A. Yount
                                     Vice President, Finance and Chief Financial
                                     Officer (Principal Financial and Accounting
                                     Officer)