Form 10-K
period 1998-06-30
INTERLINQ SOFTWARE CORP
filed 1998-09-28
CIK 802242

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                             ---------------------
                                    FORM 10-K
                             ---------------------

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended JUNE 30, 1998

                                       OR

[ ] Transition report pursuant to Section 14 or 15(d) of the Securities Exchange Act of 1934

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

               Yes X                                        No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on September 22, 1998 as reported on the Nasdaq National Market, was approximately $26,569,000.

As of September 22, 1998, there were 5,121,777 shares of the Registrant's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Company's definitive proxy statement for the annual meeting of shareholders of the Company to be held on November 10, 1998, which will be filed with the Securities and Exchange Commission within 120 days after June 30, 1998 are incorporated by reference into Part III of this report.


================================================================================

PART I

ITEM 1.    BUSINESS

OVERVIEW

      INTERLINQ Software Corporation ("the Company") was founded in Washington in 1982 and over the last sixteen years has developed, marketed and sold software for the mortgage lending industry. Through the 1998 fiscal year the Company concentrated on this industry as a leading business solutions provider to approximately 2,000 banks, savings institutions, mortgage banks, mortgage brokers, and credit unions.

      Pursuant to a purchase and sale agreement dated June 30, 1998, the Company acquired substantially all the assets and business of Logical Software Solutions Corporation ("LSS"), in a transaction accounted for using the purchase method of accounting. This acquisition included certain technology including FlowMan version 3.2 ("FlowMan"). FlowMan is an award-winning enterprise software application that integrates disparate systems and applications in order to facilitate ongoing process knowledge management by applying its business process and rules technology across an entire enterprise. In connection with this acquisition, the Company formed the Enterprise Technology Division ("ETD") and reorganized the Company's existing mortgage software business into the Mortgage Technology Division ("MTD"). The Company intends to continue to develop the FlowMan product internally and expects to release version 4.0 in the latter half of fiscal year 1999. The Company expects this version will offer significant enhancements over the current product and will be capable of integration with current MortgageWare products.



MORTGAGE TECHNOLOGY DIVISION

      OVERVIEW

      Through its Mortgage Technology Division, the Company works closely with clients to provide comprehensive software applications and business solutions for the residential mortgage and construction lending industry. MTD offers a suite of products, MortgageWare Enterprise, that manages the entire life cycle of a mortgage loan. MortgageWare Enterprise is designed to provide greater operational efficiency, real-time access to data, and a cost-effective means for managing and integrating information. It is designed to allow mortgage lenders to improve business processes and practices, thereby improving profitability. MortgageWare Enterprise creates an integrated system of reliable information for business analysis; data is entered only once, managed from a central point, and accessible from every desktop licensed to utilize MortgageWare Enterprise. MortgageWare Enterprise can perform a wide variety of mission critical enterprise tasks, including matching loan programs for lenders and borrowers, originating and servicing mortgage loans and risk analysis of all loans within an organization.

      As of June 30, 1998, MortgageWare products had been installed and were currently supported by the Company for approximately 2,000 financial institutions.

      The Company's target market is the approximately 34,800 financial institutions in the United States, Puerto Rico and the Virgin Islands. According to Company estimates based on available industry data, this market is comprised of approximately 20,000 mortgage banks and brokers, 9,000 banks, 4,000 credit unions and 1,800 savings institutions.

      The Company intends to generate future revenue growth within the MTD from the sale of mortgage loan servicing technology and products designed to provide customers with better information access and content. This growth is expected to complement the Company's current products, which address operational efficiency in order to decrease the cost of the mortgage loan cycle. In the near term, further penetration of the loan production market and the mortgage loan servicing market (along with additional sales of products and support services to existing customers with its current products) is expected to provide the majority of the Company's revenue. The Company has planned releases of new products and upgrades to existing products targeted for fiscal 1999. In addition, the Company plans to integrate the new FlowMan product into MortgageWare TC and MortgageWare Loan Servicing during the latter half of the 1999 fiscal year.

      STRATEGY

      The Company's strategy with respect to the MTD is to strengthen and leverage its position as a leading technology provider in the mortgage industry. This strategy includes extending the scope of the Company's easy-to-use, PC--based offerings, in order to help customers shape their business activities through the use of technology and information. The Company is supported in this strategy by a strong base of recurring revenue from long-term customer relationships and the activities of a direct sales force.

      Easy-to-Use Software

      The Company believes its customers require software solutions that are specifically designed for financial institutions and that are easy to use and support. Because the residential mortgage and construction lending processes are complex and many of these processes are performed by individuals with little computer experience. The Company's strategy is to provide software solutions that can be easily installed and used. In order to provide consistent, high-quality support and service, the Company does not create customized software; however, it does provide customized integration of MortgageWare Enterprise and has, from time to time, upgraded its products with certain customers on a "pay for priority" basis. Product upgrades, nevertheless, often include modifications and enhancements requested by customers.

      PC Platform

      The Company believes that reductions in the cost of and increases in the computing power of PCs make its systems increasingly affordable for all financial institutions. The Company's software runs on industry-standard PCs and networks, thereby providing power, flexibility, ease of use and distribution of workload at a price that the Company believes cannot be matched by minicomputer or mainframe solutions. It is the Company's belief that the underlying trend in computing price to performance will increasingly favor applications based on the Windows/Intel environment on which the Company's products run.

      Direct Sales Force

      The Company believes that industry specific expertise and knowledge are required to sell its products, and therefore, it employs a direct sales force. The Company retains sales personnel who it believes are skilled in both residential mortgage and construction lending, as well as PC-based software applications. The Company believes that maintaining its own sales force allows it to develop long-term customer relationships.

      Long-term Customer Relationships

      The Company attempts to build long-term relationships with its customers by providing them with personal contact from management, training and implementation, and continuing services (such as consulting, toll-free telephone support and participation in user groups). The Company regularly uses an outside research firm to monitor customer satisfaction as well as industry-based survey research to stay abreast of industry needs. The Company believes that its focus on the customer and the industry strengthens its recurring revenue opportunities and decreases the possibility of customer attrition to competitive products by maintaining its responsiveness to changing customer demands.


      PRODUCTS AND SERVICES

      The Company believes the strength of its MTD lies in its ability to provide customers with an integrated approach to originating, servicing, and analyzing loans. The Company offers a variety of products for strategic and tactical business solutions in the mortgage industry, including the MortgageWare Loan Management System and MortgageWare(R)TC, MortgageWare for Brokers, MortgageWare MarketLINQ(R), MortgageWare InvestorLINQ(TM),MortgageWare Entre(TM), MortgageWare InfoLINQ(TM), MortgageWare Loan Servicing(TM), and BuilderBLOCK$(TM). Together, these technology tools make up the MortgageWare Enterprise -- designed to provide a means for greater operational efficiency enterprise-wide, faster access to information, and cost-effective management of information content.

The following table briefly describes INTERLINQ's MortgageWare Enterprise products:

POINT-OF-SALE AND ORIGINATION

Entre Loan officers prequalify applicants in the field through the use of a Windows-based software that runs on a laptop computer

Origination    Loan officers enter loan applications directly into a PC, either in the office or in the field

MORTGAGE LOAN MANAGEMENT SYSTEM (LMS) AND MORTGAGEWARE TC

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

Processing     Handles loan application data entry, document tracking and database maintenance

Closing Produces closing documents, including jurisdiction-specific promissory notes and mortgages or deeds of trust

Settlement     Enables a lender or settlement agent to manage checking accounts, print checks and report IRS data

Tracking Produces management reports designed to meet each customer's particular needs

MortgageWare   Provides brokers with a scaled-down version of the
for Brokers    MortgageWare LMS designed to meet their specific needs for product and pricing

SECONDARY MARKETING

MarketLINQ     Serves as a central point of data entry and maintenance for all mortgage loan programs and rates, providing automatic distribution enterprise-wide

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

Interfaces     Utilizing SmartLINQ technology, customers can interface with other products and systems. Interfaces include Fannie Mae's
               MortgageLINKS, Fannie Mae's Desk Top, Freddie Mac Loan
               Underwriter and the M&I interface


      MortgageWare Entre. Provides loan officers or brokers ("Originators") with tools to tailor loan programs, enabling better customer service and more expedient completion of each loan application. In order to improve communication between Originators in the field and the processing department, MortgageWare Entre is designed to increase accuracy, timeliness, and back-office tracking of each loan. The Company believes that MortgageWare Entre gives mortgage originators a competitive advantage by enabling them to quickly prequalify borrowers for purchases and refinances, show side-by-side comparisons of different loan programs, take the loan application, give the borrower conditional loan approval on the spot, and produce professional-looking open-house flyers. In addition, MortgageWare Entre provides the ability to order risk grade evaluation and mortgage insurance through Freddie Mac's Loan Prospector Second Generation, and the ability to request underwriting directly from Fannie Mae. Additionally, this Windows-based system includes a contact manager for efficient follow-up.

      MortgageWare TC and MortgageWare Loan Management System. MortgageWare TC and MortgageWare Loan Management System are modular systems for residential mortgage loan management that address qualifying, point-of-sale origination, processing, closing, settlement, pipeline tracking and management, and inter-branch electronic communications. MortgageWare TC, the thin-client version of the MortgageWare Loan Management System, has been designed to reduce network traffic, improve performance, simplify hardware requirements and reduce exposure to network-related problems. These systems can also receive tiered pricing from MarketLINQ, so that lenders can compare actual locked interest rates against rate sheet data. This "intelligent" system directs and streamlines the flow of work throughout a company, supporting the transition from individual workflow to an organizational workflow that boosts efficiency across the entire enterprise. MortgageWare TC utilizes a 32-bit Windows client-server architecture.

      MortgageWare MarketLINQ. A Windows--based product, MortgageWare MarketLINQ serves as a central point of data entry and maintenance for all mortgage loan programs and rates including tiered pricing, which allows an administrator to electronically distribute up-to-date information enterprise-wide on demand. This program ensures that data is entered into the system only one time--whether it's being used for in-house purposes or by a loan officer working to obtain the best interest rate for a borrower. Direct links into Knight-Ridder and Dow Jones Telerate enables the pricing for loan programs to be efficiently managed and rapidly recalculated as changes in mortgage pricing occur (often multiple times daily). MortgageWare MarketLINQ utilizes a 32-bit architecture.

      MortgageWare Loan Servicing System. The Company believes that its MortgageWare Loan Servicing enhances a customer's profitability by offering an alternative to service bureau and mainframe-based servicing. MortgageWare Loan servicing is offered at a competitive price that provides true economic benefit to customers. In addition, it provides the benefit of having full access to the loan servicing information. This allows loan servicers to gain both a cost and an information advantage. MortgageWare Loan Servicing utilizes a 32-bit Windows client-server architecture, coupled with advanced information features that automate and manage business events for a loan servicer.

      Servicing Gateway. A streamlined version of Loan Servicing, Servicing Gateway is an abbreviated, low-cost product designed specifically for those lenders holding loans for sale. Using Servicing Gateway they can collect payments and account for interest paid without the cost of a full servicing operation.

      BuilderBLOCK$. For construction lending, BuilderBLOCK$ offers a Windows-based system that simplifies and streamlines the management of construction loans. This construction lending product offers an alternative to manual or spreadsheet calculations. The product enables users to automatically prepare Forms 1099 and 1098, enter draw requests, track inspections and print checks. Key features include the automation of IRS reporting for both suppliers and borrowers; the ability for lenders to compare the percentage of building completion against the percentage of funds disbursed to date; and the maintenance of a historical record of all transactions by supplier and contractor. The system is designed to provide quick and easy entry of inspection data; one screen captures information for all loans, and the information is then automatically transferred to each individual loan.

      MortgageWare InfoLINQ. MortgageWare InfoLINQ integrates all of INTERLINQ's products to create the synergy of the MortgageWare Enterprise business model. InfoLINQ provides mortgage lenders with an intranet-based environment in which to collect, extract, and distribute business information. Data for the automated creation and distribution of real-time business reports and analyses is accessible to users throughout the enterprise through easy-to-use browser-based desktops. MortgageWare InfoLINQ utilizes a 32-bit architecture.

      InfoLINQ allows users to access up-to-date information via a customizable "desktop" that is similar to a Web site thereby reducing the need to commit resources towards the collection and analysis of loan data. InfoLINQ automatically distributes information to each desktop based on what company information is relevant to each user's job. Information is captured and provided either on a real-time or a periodic basis, depending on the needs of the users. Users can tailor their desktops to most efficiently review the information they want to track, helping them to quickly respond to changes in the market, optimize profitability and speed the process of researching and analyzing the entire mortgage business.

      Other MortgageWare Information Management Tools. The Company has developed and expects to continue to develop products that it believes speed up the cycle of mortgage loan creation. Other mortgage technology products offered by the Company include:

      COMLINQ. INTERLINQ's electronic communications system is designed to provide a fast, yet easy, method of transferring MortgageWare data between headquarters, branch offices and origination systems.

      MortgageWare MultiTrac. Multi-tasking capabilities have been added to MortgageWare Loan Management System and MortgageWare TC via MultiTrac, thereby providing users with the ability to multi-task and access numerous loan applications without interrupting in-progress activities.

      New Products/Modules Under Development

      MortgageWare InvestorLINQ. InvestorLINQ refers to managing the risk of financial loss in the origination and subsequent selling of mortgage loans. InvestorLINQ helps secondary marketing departments maximize profits from the sale of loans in the secondary market, by providing pipeline information to price loan products and hedge their position.

      Integration of FlowMan. During fiscal year 1999 the Company plans to integrate its newly acquired FlowMan technology into MortgageWare TC and MortgageWare Loan Servicing. This is expected to further broaden the capabilities and benefits of these packages and further strengthen the MortgageWare Enterprise.

      Complementary Products and Services

      The Company provides training, implementation services and consulting services to assist its customers in the use of its software. These services are typically performed at the customer's location and are tailored to meet the customer's needs. Customers may also attend regional training seminars or consult one of the Company's regionally based trainers for individual assistance.

      Electronic forms and custom electronic documents necessary in the loan production process are available to customers through a special marketing agreement with CBF Systems, Inc., VMP Mortgage Forms Division ("VMP"). Under this agreement, customers are introduced to these products by the Company's direct sales force. Responsibility for producing, maintaining compliance, and shipping documents to customers is held by VMP. The Company receives a portion of the revenue collected by VMP.

      The Company also sells laser fonts and font cartridges and provides laser logo services. The Company has developed interfaces to Fannie Mae's Mornet product and Freddie Mac's Midanet product, which facilitate loan delivery once a loan is closed. In addition, the Company has developed several programs to export servicing data to loan servicing systems for its customers.

      Customer Service and Support

      INTERLINQ believes that excellent customer service is vital to its success and future growth. For many customers, the MortgageWare Enterprise products become critical to their daily operations. Accordingly, customers rely on the Company for continued support and enhancement of its products. Customers who buy licenses to use the Company's products under its purchase option also purchase an annual support contract.

      Regular feedback on the quality of customer service is an integral part of the Company's customer service strategy. The Company employs an independent research firm that calls each customer at least once a year to determine customer satisfaction. The reports are used by the Company to monitor its procedures to enhance customer satisfaction. In addition, the Company has advisory panels for each of its products. Advisory panels consist of customers who are chosen to be representative of the Company's diverse, mortgage lending, customer base. As a subset to the advisory panels, the Company holds annual focus group meetings to obtain information and feedback on specific cross-product issues. Currently, there are focus groups for regulatory compliance, loan processing, secondary marketing, closing/settlement, portable origination and loan servicing.

      The Company has a Major Account Services group to serve the needs of its largest customers. As of June 30, 1998, 48 of its customers were included in the program. The Major Account Services staff acts as liaison for each major account customer, following up on issues and setting priorities for system enhancements. With this program, the Company believes that it can better address the needs of its largest customers and improve overall service for all its customers.

      PRODUCT DEVELOPMENT

      The MortgageWare Enterprise continues to evolve, with input from many sources, including customers who submit software enhancement request forms suggesting corrections or enhancements, as well as the advisory panels for each product. The Company also maintains a database of all product support calls, which provides feedback to its Product Development Department.

      The Company has organized its Product Development Department into teams working on products or closely related groups of products. These teams include personnel with experience in product analysis, software engineering, research and technology, quality assurance, and product marketing. Their objective is to ensure that all products meet the Company's standards. Employees on these teams are selected for their skills in mortgage lending, software development and marketing.

      The Company examines new technologies and platforms on an ongoing basis to determine their potential benefits to customers. The Company currently develops products using Windows NT, Windows 95 and DOS operating systems, ODBC compliant database options (SQL Server(TM) and MS Access(TM)) Web browser-based interfaces and thin-client technology, and Visual C++, ActiveX programming tools on a PC network. Currently, MortgageWare Loan Management System runs on Windows platforms and uses licensed technology to run on the DOS operating system and on major PC networks. Other products, such as MortgageWare TC, MortgageWare Entre, MortgageWare Loan Servicing, MortgageWare MarketLINQ, Servicing Gateway and BuilderBLOCK$ all run under the Windows operating system.

      During fiscal year 1999, the Company plans to integrate FlowMan into MortgageWare TC and MortgageWare Loan Servicing. This is expected to further broaden the capabilities and benefits of these packages and further strengthen the MortgageWare Enterprise.

      SALES AND MARKETING

      The Company employs a direct sales force in its MTD because it believes that considerable expertise is required to sell its mortgage technology products and that strong customer relationships are key to its success. The Company's direct sales force consists of a national sales manager and sales executives. These personnel are supported by sales administration and inside sales representatives. As of June 30, 1998, the Company employed 11 sales executives and one national sales manager located throughout the country who are each responsible for an assigned geographic territory. Certain sales representatives are exclusively devoted to sales of the Company's servicing products. Sales executives are expected by the Company to maintain relationships with existing customers and are responsible for the generation of new business and expansion of existing business. Sales administration representatives handle contracts and other administrative details, while inside sales representatives qualify sales leads, setting appointments for sales executives, and managing much of the sales follow-up.

      Sales leads are generated through various sources, including magazine advertising, industry databases, trade shows, purchased lists, direct mail, telemarketing, customer referral and membership in various trade organizations. The Company tracks lead sources to determine the most cost-effective use of its promotional budget.

      The Company offers an unconditional, 60-day, money-back guarantee on most of its mortgage-related software products. To date, it has not experienced significant returns under this guarantee.

      Licensing Options

      To attract and retain a wide diversity of customers in the residential mortgage lending industry, the Company has developed three licensing options for its products:

      Purchase Option. Under this option, customers may purchase a standard non-exclusive software license to use its products. The Company offers financing for the purchase option and, for an additional annual fee, provides product support services. Approximately 95% of the MTD's customers select the purchase option and the additional support services.

      Partnership Plan Option. Under the Partnership Plan option, customers pay an initial commitment fee, plus a monthly fee based upon the number of loan applications entered into the system. The Partnership Plan option includes the MortgageWare Loan Management System software and software support and is targeted to customers who are unwilling or unable to make the capital commitment associated with the purchase option.

      Rental Option. Because customers may not wish to commit to the purchase option or the Partnership Plan option, the Company created a limited-capacity version of the MortgageWare Loan Management System software for brokers that is available on a monthly rental plan.

      CUSTOMERS

      The Company's mortgage technology customer base is geographically diverse and covers a broad range of sizes and types of financial institutions. MortgageWare products are installed and currently supported for approximately 2,000 customers in 50 states plus Puerto Rico, Guam, and the U.S. Virgin Islands. As of June 30, 1998, this customer base was comprised of approximately 750 mortgage brokers and bankers, 650 banks, 500 credit unions and 100 savings institutions. In fiscal year 1998, no single customer accounted for more than 4% of the Company's net revenues.

      COMPETITION

      The market for mortgage-related software products is highly competitive. The Company competes with software vendors offering integrated financial services packages, software consultants and value-added resellers who deliver custom or customized software products, in-house management information services and programming resources of some of the Company's larger existing and potential customers, as well as software vendors offering specialized products for the mortgage lending industry. The Company believes the main competitive factors include price, operating platform compatibility and customer support. Some competitive products cost significantly less than MortgageWare software, and price-sensitive buyers tend to choose these products. Many competitors market competing products on mainframe, mini-computer and PC platforms with a wide array of pricing and have significantly greater financial, technical, marketing and sales resources than the Company; some offer financial services products not offered by the Company. The Company believes it is the leading provider of PC-based software for residential mortgage lending solutions.

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

      MORTGAGE LENDING REGULATIONS

      The residential mortgage lending industry is subject to a variety of government regulations, including the Equal Credit Opportunity Act, the Truth-in- Lending Act, the Real Estate Settlement Procedures Act and the Home Mortgage Disclosure Act, which prohibit discrimination and require the disclosure of certain basic information to borrowers concerning credit terms and settlement costs. Additionally, there are various federal, state and local laws and regulations that govern mortgage lending activities, including consumer protection and usury statutes. Entities engaged in making and selling mortgage loans are often subject to the rules and regulations of one or more of the investors, guarantors and insurers of residential mortgage loans, including the Federal Housing Authority, the Veteran's Administration, Fannie Mae, Freddie Mac and the Government National Mortgage Association. These agencies regulate the origination, processing, underwriting, selling, securitizing and servicing of mortgage loans, prohibit discrimination, establish underwriting guidelines, provide for inspections and appraisals, require credit reports on prospective borrowers and fix maximum loan amounts and interest rates.

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


ENTERPRISE TECHNOLOGY DIVISION

      OVERVIEW

      Through its Enterprise Technology Division, the Company intends to enter the Enterprise Application Integration ("EAI") market by marketing FlowMan through OEMs, system integrators and third-party application developers. FlowMan is an award-winning technology that integrates disparate systems and applications in order to facilitate ongoing process knowledge management, by applying its business process and rules technology across an entire enterprise. FlowMan is designed to coordinate the execution and timing of all tasks, events and decisions for key business processes across legacy systems, enterprise applications, client-server systems and Internet technologies. The Company expects sales of FlowMan to begin in the first half of fiscal year 1999.

      The Company's target markets for FlowMan include the EAI market as well as a variety of vertical markets (such as healthcare, insurance, government, transportation and utilities, etc.). EAI technologies attempt to integrate applications at the business process level rather than at the data level. The Company believes that FlowMan enables reusability of integration techniques and processes across departments and environments and allows users to implement application integration and reengineer processes without extensive user knowledge or training in the specific underlying technologies. The Company also believes that software providers in vertical markets can use FlowMan as an integration/workflow toolkit or component to enhance their products' functionality and architecture.

      STRATEGY

      The Company's strategy with respect to the ETD is to establish FlowMan as a leading technology in the EAI and workflow market contributing to overall Company growth and diversification by providing access to markets outside of the mortgage lending industry. The Company plans to establish partnerships with industry experts with the required knowledge and skills to compete both as an enterprise solutions provider within the EAI market and as a leader in certain vertical markets.

      Enterprise Application Integration & Workflow Market

      The EAI market is a new and growing marketplace, which according to some industry analysts could reach $1 billion within a few years. This large, new and growing marketplace provides the Company access to both a much larger technology market and business opportunity. In addition, the Company believes a need exists in numerous vertical markets

(such as healthcare, insurance, government, transportation and utilities, etc.) for an application integration/workflow technology that can be used to enhance existing and development stage products. The Company believes that these markets offer a significant business opportunity for the Company.

      Although demand for EAI software products has grown in recent years, the EAI market is still an emerging market. The Company's future financial performance will depend in large part on continued growth in the number of organizations adopting EAI computing environments and the number of applications developed for use in those environments. There can be no assurance that the market for EAI software will continue to grow. If the EAI software market fails to grow or grows more slowly than the Company currently anticipates, the Company's business, operating results and financial condition would be materially adversely affected.

      Indirect Sales Channel

      The Company believes that successful companies in the EAI market will be those that develop relationships with other experts in the field who have either specific software and hardware expertise in the EAI market and/or specialized industry knowledge in particular vertical markets. The Company plans to develop partnerships with key software and solution providers to jointly offer EAI solutions or integrated/workflow-enabled products. As such, the marketing and sales efforts primarily will be made through OEMs, system integrators and third-party application providers.

      There can be no assurance that the Company will be able to attract OEMs, system integrators and third-party application providers that will be able to market the Company's products effectively and will be qualified to provide timely and cost-effective customer support and service. In addition, the Company anticipates that its agreements with OEMs, system integrators and third-party application providers will not be exclusive and many of the Company's OEMs, system integrators and third-party application providers may carry competing product lines. Therefore, there can be no assurance that any OEM, system integrator or third-party application provider will be dependable in representing the Company's products, and the inability to recruit, or the loss of important OEMs, system integrators or third-party application providers could adversely affect the Company's results of operations. In addition, if it is successful in selling products through these channels, the Company expects that any material increase in the Company's indirect sales as a percentage of total revenue will adversely affect the Company's average selling prices and gross margins due to the lower unit prices that the Company receives when selling through indirect channels.

      PRODUCTS AND SERVICES

      FlowMan

      FlowMan is comprised of an enterprise application framework, engineering tools and a user interface. The enterprise application framework manages and controls transactions throughout the enterprise allowing collaboration between application components. The framework serves as a communication "pipeline" throughout the enterprise. The framework core elements, the business process engine, business rules engine and component interface, allow abstraction of the process model and business rules from third-party and legacy applications and technology components such as imaging, forms, DBMS and other products connected into the FlowMan framework. This tight integration results in one common enterprise-wide system, protects the organization's technology investment and removes the need to mandate standard enterprise components in favor of a best-of-breed approach. FlowMan also provides flexibility through rapid implementation and modification of the enterprise technology framework. Applications can be added, removed, or replaced by other application components in a plug-and-play fashion. The interface layer of the FlowMan framework provides a means for the easy integration of each component into the overall enterprise framework allowing interoperability between applications and across the enterprise.

      FlowMan has won numerous awards over the past several years, including:

      -       1998 AIIM Process Innovation Award

      -       1998 GIGA Silver Award

      -       1997 GIGA Gold Award

      -       1996 GIGA Merit Award

      -       1995 and 1996 CIPA Winning Solutions Provider

      Complementary Products and Services

      Depending on the sales channel, the Company either provides training and support to the channel partner or the end user (if it is a direct sale). Additionally, the Company offers consulting services, which may include a combination of a workshop to educate the customer on the business process engine, the physical integration of FlowMan with disparate systems and applications, and training on the setup and ongoing use of the technology.

      Customer Service and Support

      For many customers, the Company expects that FlowMan will become critical to their daily operations. Accordingly, customers will rely on the Company for continued support and enhancement of its products. The Company expects that customers who buy licenses to use FlowMan products under the Company's purchase option will typically purchase an annual support contract. Depending on the sales channel and partner agreement, the support contract is made with the customer's OEM, system integrator, reseller or directly through the Company.

      PRODUCT DEVELOPMENT

      The Company is committed to enhancing the FlowMan technology to ensure that it maintains its recognition as a leading, award-winning and innovative technology. Flowman version 4.0, anticipated for commercial release during the second half of fiscal year 1999, will offer significant enhancements over version 3.2, including three-tier architecture for expanded scalability, Component Object Model (COM) technology, object-oriented methodology and ActiveX controls. FlowMan version 4.0 will be deployable across distributed network environments.

      The EAI software market is characterized by rapid technological change, frequent new product introductions and evolving industry standards. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. The Company's future success in this market will depend upon its ability to enhance its current products and to develop and introduce new products on a timely basis that keep pace with technological developments and emerging industry standards and address the increasingly sophisticated needs of its customers. There can be no assurance that the Company will be successful in developing and marketing product enhancements or new products that respond to technological change or evolving industry standards, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these products, or that its new products and product enhancements will adequately meet the requirements of the marketplace and achieve market acceptance. If the Company is unable, for technological or other reasons, to develop and introduce new products or enhancements of existing products in a timely manner in response to changing market conditions or customer requirements, the Company's business, operating results and financial condition will be materially adversely affected.

      SALES AND MARKETING

      The Company employs an indirect sales channel with respect to its ETD because it believes that partnerships with experts and industry leaders will be necessary to create a leveraged business model.

      Channel development and sales leads are generated through various sources, including industry databases, trade shows, purchased lists, direct mail, telemarketing, customer referral and membership in various trade organizations. The Company tracks lead sources to determine the most cost-effective use of its promotional budget.

      CUSTOMERS

      The Company currently has 20 end-user installations of FlowMan. This customer base is industry and geographically diverse including customers in healthcare, insurance, government, education, transportation and utilities.

      COMPETITION

      The EAI software market is intensely competitive and subject to rapid change. Competitors vary in size and in the scope and breadth of the products and services offered. The majority of these companies are interested in providing specialized services or products to complement true EAI provider's products. Some suppliers are contending for position as full-fledged EAI software system providers. These include IBM and New Era of Networks among others.

      The Company believes the main competitive factors include price, operating platform compatibility, ease of implementation and use, and customer service. Some competitive products cost less than the Company's software, and price-sensitive buyers tend to choose those products.

      Increased competition is likely to result in price reductions and reduced gross margins which could materially adversely affect the Company's business, operating results and financial condition. Many of the Company's current and potential, competitors have significantly greater financial, technical, marketing and other resources than the Company; some offer complementary products not offered by the Company. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products than the Company can. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not materially adversely affect its business, operating results and financial condition.


GENERAL CORPORATE INFORMATION

      INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

      The Company regards its software as proprietary and essential to its business. The Company relies primarily on a combination of copyright, trademark and trade secret laws, employee and third-party nondisclosure agreements, license agreements and other intellectual property protection methods to protect its proprietary technology. The Company received a patent covering part of the FlowMan technology in September of 1998, which will expire in April 2015.

      There has been frequent litigation in the computer industry regarding intellectual property rights. There can be no assurance that third-parties will not in the future claim infringement by the Company with respect to current or future products, trademarks or other proprietary rights. Any such claims could be time-consuming, result in costly litigation, cause diversion of management's attention, cause product release delays, require the Company to redesign its products or require the Company to enter into royalty or licensing agreements. These royalty or licensing agreements, if required, may not be available on terms acceptable to the Company, or at all, any of which occurrences could have a material adverse effect upon the Company's business, financial condition and results of operations.

      MANUFACTURING

      The principal materials used in the Company's products include computer diskettes and documentation. The manufacturing process includes the development and testing of software by the Company, plus the production of a master copy for duplication. The Company contracts with an outside source for all disk duplication for major product releases and updates. Accompanying documentation, which is minimal since most documentation is on-line, is created by the Company and sent to an outside source to be reproduced. The Company generally ships products within a few business days after receipt of an order. Normally the Company has little or no backlog, but has experienced occasional backlogs. At June 30, 1998, the Company's backlog was not material.

      CERTAIN ADDITIONAL FACTORS AFFECTING FUTURE RESULTS

      There is no assurance that the Company will be successful in attracting new customers in the mortgage technology market, or that its existing customers will continue to purchase its products and support services. In addition, there is no assurance that the Company's new mortgage technology products and services will be released in a timely fashion and that, if and when released, new products or services or its efforts to integrate its FlowMan product into its existing mortgage software products will be well received by its target market or that others will not successfully develop competing products and services. Each of these events could have a material adverse effect upon the Company's revenues, financial condition, and results of operations.

      There is no assurance that the Company will be successful in attracting new customers in the EAI market, or that its existing customers will continue to purchase its products and support services. In addition, there is no assurance that FlowMan 4.0 will be released in a timely fashion or that, if and when released, it will be well received by its target market or that others will not successfully develop competing products and services. Each of these events could have a material adverse effect upon the Company's revenues, financial condition, and results of operations.

      Expansion of the Company's operations in the EAI software market will require significant additional expenses and capital and could strain the Company's management, financial and operational resources. Furthermore, there can be no assurance that the Company's experience and leadership in the mortgage-related software market will benefit the Company as it enters new markets, and gross margins attributable to new business areas may be lower than those associated with the Company's existing business activities. There can be no assurance that the Company will be able to expand its operations in a cost-effective or timely manner. Furthermore, any new business launched by the Company that is not favorably received by consumers could damage the Company's reputation or the INTERLINQ brand. The lack of market acceptance of such efforts or the Company's inability to generate satisfactory revenues from such expanded services or products to offset their cost could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

      The Company is unable to accurately estimate unit sales of its products and the volume of annual support contracts that its customers will purchase due in general to the nature of the software markets, and specifically to the cyclical and volatile nature of the residential mortgage lending market, and the development stage of the EAI market. In early 1994, the residential mortgage lending market experienced a reduction in mortgage refinance volumes due to a rise in interest rates. The Company experienced a significant decrease in net revenues, operating income and net income during the fourth quarter of fiscal 1994 which continued through most of fiscal year 1995. During fiscal years 1998 and 1997, in part due to the increase in mortgage lending and refinance volumes, the Company has seen increases in revenues, operating income and net income.

      EMPLOYEES

      As of August 31, 1998, the Company employed 154 people, including 36 in sales and marketing, 53 in product development, 41 in customer service and 24 in operations. None of the Company's employees is represented by a labor union, and the Company believes that its relationship with its employees is good.

      EXECUTIVE OFFICERS OF THE REGISTRANT

      The executive officers of the Company, as of September 25, 1998, are as follows:

          NAME     AGE                  POSITION
          ----     ---                  --------
Jiri M. Nechleba    40    President and Chief Executive Officer

Stephen A. Yount    41    Executive Vice President - Enterprise Technology Division,
                          Chief Financial Officer and Secretary

Patricia R. Graham  45    Executive Vice President, Mortgage Technology Division

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

STEPHEN A. YOUNT has been Executive Vice President - Enterprise Technology Division, Chief Financial Officer and Secretary of the Company since July 1, 1998. Prior to this position he was the Vice President-Finance, Chief Financial Officer and Secretary since October 1991. Additionally, upon the resignation of the Company's President and Chief Executive Officer, Robert M. Delf in January, 1995, Mr. Yount was appointed Interim President by the Board of Directors. He continued in this capacity until the hiring of Jiri Nechleba as President and Chief Executive Officer on September 11, 1995. During 1991, Mr. Yount held a temporary position with PF Industries & Acrotech, Inc., an aerospace company, where he served as Chief Financial Officer. From 1989 to 1991, Mr. Yount was the President and Chief Financial Officer of PacSoft Incorporated, a civil engineering software firm. Mr. Yount earned a CPA certificate in 1982 and holds a BA in Business Administration from the University of Washington.

PATRICIA R. GRAHAM has been Executive Vice President-Mortgage Technology Division since July 1, 1998. Prior to her promotion, Ms. Graham was Vice President -- Sales and Marketing since March 25, 1996. From 1990 to 1995, she served in various capacities with A.C. Nielsen Co., a subsidiary of Dun & Bradstreet, including executive vice president. From 1981 to 1990 she was employed by Information Resources, Inc. and departed holding the position of Senior Vice President. Ms. Graham holds a Masters degree in Political Science from Rutgers University.

ITEM 2.    PROPERTIES

The Company is currently subleasing and occupying approximately 46,000 square feet of office space in Kirkland, Washington. This sublease expires in November 1998 and does not contain a renewal option. The Company has entered into a seven year agreement to lease approximately 35,000 square feet of office space in Bellevue, Washington. The Company believes that its new facilities will be adequate for its needs through the end of fiscal year 1999.



ITEM 3.    LEGAL PROCEEDINGS

The Company is not party to any litigation that would have a material adverse effect on the Company or its business.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 1998.



PART II



ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Common Stock has traded on the Nasdaq National Market under the symbol INLQ since April 27, 1993. The Company had 2,312 shareholders as of September 22, 1998, based on computations including participants in security positions listings, as defined by Rule 17Ab-8 of the Exchange Act. Presented below are quarterly closing stock price ranges as reported on Nasdaq National Market for the periods indicated.

                                                      HIGH                 LOW
                                                  -------------        ------------

       Fiscal year ended June 30, 1998
             Fourth quarter                            $7.50              $4.50
             Third quarter                              5.50               3.88
             Second quarter                             4.75               3.75
             First quarter                              4.63               3.50

       Fiscal year ended June 30, 1997
             Fourth quarter                            $4.13              $3.63
             Third quarter                              6.00               3.75
             Second quarter                             5.50               3.50
             First quarter                              4.50               3.38

      The Company has never paid dividends on its Common Stock. The Company intends to retain future earnings for use in its business and therefore does not anticipate paying dividends in the foreseeable future. There is no assurance that the Company will ever pay dividends on its Common Stock.

     On June 30, 1998, the Company issued 233,334 shares of Common Stock in connection with the acquisition of substantially all the assets and business of LSS. No underwriters were used and the recipient of the shares of Common Stock was LSS, which subsequently distributed the shares to its shareholders. The shares were not registered under the Securities Act of 1933, as amended, pursuant to the exemption set forth in Section 4(2) thereof. All recipients of shares of the Company's Common Stock possessed a sufficient level of financial sophistication and received or had access to information about the Company. The shares issued in the transactions are subject to restrictions on transfer absent registration under the Securities Act, and no offers to sell the securities were made by any form of general solicitation or general advertisement.

ITEM 6.  SELECTED FINANCIAL DATA

Years Ended June 30,                                      1998         1997        1996         1995         1994
                                                        --------     --------    --------     --------     --------
(In thousands except per share data)

STATEMENTS OF OPERATIONS DATA:
      Net revenues:
           Software license fees                        $  9,647     $  7,055    $  6,232     $  4,314     $ 11,438
           Software support fees                           6,976        6,073       5,773        5,483        4,707
           Other                                           1,723        1,239       1,088        1,196        2,344
                                                        --------     --------    --------     --------     --------
                Total net revenues                        18,346       14,367      13,093       10,993       18,489
                                                        --------     --------    --------     --------     --------
      Cost of revenues:
           Software license fees                           1,778        1,500       1,653        1,424        1,244
           Software support fees                           2,445        1,856       1,678        1,788        2,062
           Other                                             859          683         589          642        1,014
                                                        --------     --------    --------     --------     --------
                Total cost of revenues                     5,082        4,039       3,920        3,854        4,320
                                                        --------     --------    --------     --------     --------
                Gross profit                              13,264       10,328       9,173        7,139       14,169
                                                        --------     --------    --------     --------     --------
      Operating expenses:
           Product development                             1,609        2,147       2,060        1,123          891
           Sales and marketing                             5,675        4,011       4,230        4,244        5,801
           General and administrative                      3,754        3,152       3,010        3,404        3,278
           Purchase of in-process R&D                      3,615        _____       _____        _____        _____
           Other general expenses - nonrecurring           _____        _____       _____          952        _____
                                                        --------     --------    --------     --------     --------
                Total operating expenses                  14,653        9,310       9,300        9,723        9,970
                                                        --------     --------    --------     --------     --------
                Operating income (loss)                   (1,389)       1,018        (127)      (2,584)       4,199
      Net interest and other income                          745          719         811          676          322
                                                        --------     --------    --------     --------     --------
           Income (loss) before income taxes
                and cumulative effect
                of change in accounting principle           (644)       1,737         684       (1,908)       4,521
      Income taxes                                           907          627         251         (780)       1,532
                                                        --------     --------    --------     --------     --------
           Income (loss) before cumulative effect of
                change in accounting principle            (1,551)       1,110         433       (1,128)       2,989
      Cumulative effect of change
           in accounting principle                         _____        _____       _____        _____         (109)
                                                        --------     --------    --------     --------     --------
                Net income (loss)                       $ (1,551)    $  1,110    $    433     $ (1,128)    $  2,880
                                                        ========     ========    ========     ========     ========


PER SHARE DATA:
       Net income (loss)-- basic                        $   (.30)    $    .19    $    .07     $   (.19)    $    .51
                                                        --------     --------    --------     --------     --------
       Net income (loss)-- diluted                      $   (.30)    $    .19    $    .07     $   (.19)    $    .45
                                                        --------     --------    --------     --------     --------
       Shares used to calculate net income (loss) --
          basic                                            5,213        5,707       5,965        5,831        5,635
       Shares used to calculate net income (loss)--
          diluted                                          5,213        5,842       6,171        5,831        6,471


BALANCE SHEET DATA:
      Cash, cash equivalents and investments            $ 13,908     $ 13,831    $ 14,218     $ 14,373     $ 14,585
      Working capital                                      8,150       11,623      12,823       13,638       13,753
      Total assets                                        24,153       21,067      22,321       21,609       23,838
      Total shareholders' equity                          14,599       16,050      17,771       17,338       18,703


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

      MORTGAGE TECHNOLOGY

      Prior to the mid-1980s, mortgage loans in the United States were originated in a manual and paper-intensive process. Then, beginning in the mid-1980s and running through the mid-1990s, the mortgage lending industry implemented its first wave of automation with PC-based software solutions for mortgage originations. During this period of time, the Company experienced rapid revenue and customer growth by providing its MortgageWare(R) Loan Management System - a robust, full-featured and cost-effective PC-based software solution. This first wave of automation was accelerated and amplified from 1992 to early 1994 as mortgage interest rates reached historically low levels and mortgage refinance volumes soared. Then, in early 1994, the Federal Reserve raised interest rates, which immediately caused mortgage refinance volumes to plummet. As a result, lenders found themselves with excess labor and mortgage processing capacity. During the remainder of 1994 and for most of 1995, the Company believes that the industry was focused more on staff reduction than adding new automated loan management systems.

      Beginning in fiscal year 1996, and continuing into fiscal years 1997 and 1998, mortgage lending rates have reflected a lending environment that has experienced a high degree of volatility. In spite of this volatility, the overall lending conditions have been considered favorable for the borrower compared to most historical measures. With this overall favorable lending environment, mortgage lending activity has increased, driven by an increase in financing of home sales and refinancing of existing mortgages. During the last half of fiscal year 1997, the Company began to observe a shift in the mortgage origination business. There appeared to be excess production capacity coupled with a reduced profit margin. Over the 1998 fiscal year, it appears that most of this excess production capacity has been fulfilled, yet profit margins continue to be low.

      During the fiscal year ended June 30, 1998, the Company experienced increased license fees due to a combination of lenders once again needing additional production capacity and the immediate acceptance of MortgageWare(R)TC by existing and new customers. Looking forward, the Company believes that due to continued lower profit margins, its customers are shifting their long-term purchasing decisions to solutions that reduce unit costs and, accordingly, increase profit margins, rather than solely increasing production capacity. During fiscal years 1996 and 1997, the Company focused its product development effort to provide a more diverse and integrated "enterprise" solution for the mortgage lending industry. It is the Company's belief that this broader enterprise solution has positioned the Company well for this recent change in the mortgage lending industry and has contributed to the increases in software license revenues. This broader product offering focuses more on reducing the cost of originating, processing, and servicing a mortgage, than on solely increasing production capacity.



      ENTERPRISE TECHNOLOGY

      Pursuant to a purchase and sale agreement dated June 30, 1998, the Company acquired substantially all the assets and business of Logical Software Solutions Corporation ("LSS"), in a transaction accounted for using the purchase method of accounting. This acquisition included the LSS technology and specifically FlowMan(R) version 3.2. Since this transaction was consummated on the last day of the 1998 fiscal year and was accounted for using the purchase method of accounting, the operations of the acquired company are included beginning on June 30, 1998. As a result of the purchase, the Company recorded a charge of $3,615,304 for the purchase of in-process research and development. This acquisition resulted in the formation of two INTERLINQ divisions - the Mortgage Technology Division ("MTD") and the Enterprise Technology Division ("ETD").

      The Company has a two-prong strategy with regard to this acquisition. In the first prong, the Company intends to integrate the FlowMan product with the Company's MortgageWare(R) Enterprise product suite. This is expected to further broaden the Mortgage Technology Division's product offering and strengthen the commitment of the Company to enterprise solutions. In the second prong, the Company intends to enter the Enterprise Application Integration ("EAI") market by marketing FlowMan on a "stand alone" basis, primarily through OEMs, system integrators and third-party application developers. The Company believes that the product can be sold as an application package into other vertical markets and as a toolkit for use by other application providers. The Company believes that the EAI marketplace is in its early stages and will grow significantly over the next few years. This two-prong strategy is intended to provide growth and diversification for INTERLINQ, while allowing the Company to continue to expand and excel in its core market of mortgage technology.



NET REVENUES

(In thousands)             1998     Increase      1997     Increase     1996
                         -------    -------     -------    -------     -------
Software license fees    $ 9,647         37%    $ 7,055         13%    $ 6,232

Software support fees      6,976         15%      6,073          5%      5,773

Other                      1,723         39%      1,239         14%      1,088
                         -------    -------     -------    -------     -------

Total net revenues       $18,346         28%    $14,367         10%    $13,093
                         =======    =======     =======    =======     =======

      Net revenues consist of software license fees, software support fees, and other revenues (which include training fees, consulting fees, custom document fees and other miscellaneous sales), net of discounts and sales returns.

      Software license fees increased by 37% for fiscal year 1998 compared to fiscal year 1997, and increased by 13% for fiscal year 1997 compared to fiscal year 1996. The increase in software license fees in fiscal year 1998 compared to fiscal year 1997 was primarily due to a combination of the overall favorable lending conditions discussed above as well as sales of the Company's newer products which make up the MortgageWare Enterprise. The Company continued to experience increasing sales of its flagship product MortgageWare Loan Management System, as well as the new thin client version, MortgageWare TC (released in fiscal year 1998). In addition, sales volume increased for products such as MortgageWare Loan Servicing, MortgageWare InfoLINQ(TM), and MortgageWare MarketLINQ(TM), all of which were released during fiscal year 1997. In addition, sales of MortgageWare Entre(TM) (released in fiscal year 1996) continued to increase. The increase in software license fees in fiscal year 1997 compared to fiscal year 1996 was primarily due to a combination of the overall favorable lending conditions discussed above, which increased software license fees for previously developed products, and software license fees for products released in that year.

      Software support fees increased by 15% for fiscal year 1998 compared to fiscal year 1997, and by 5% for fiscal year 1997 compared to fiscal year 1996. These year-to-year increases reflected a combination of a modest number of new customer additions and an increase in the volume of software licenses sold to new and existing customers, offset slightly by a low but fairly constant attrition rate in the installed customer base. Due in part to changes, from time to time, in government regulations applicable to documentation required for residential mortgage lending, the vast majority of the Company's customers purchase annual software support agreements. However, because software support fees are recognized ratably over the term of the annual support agreement, whereas software license fees are recognized on product shipment, the percentage increase in software support fees compared to software license fees is not directly proportional. The Company believes that due to higher expected software license fees and higher support fees charged on MortgageWare TC and MortgageWare Loan Servicing, that software support fees are likely to continue to increase at a modest rate in fiscal year 1999.

      Other revenues increased by 39% for fiscal year 1998 compared to fiscal year 1997, and by 14% for fiscal year 1997 compared to fiscal year 1996. The increase in other revenues in fiscal year 1998 compared to fiscal year 1997 was primarily due to increases in training revenues and consulting fees. The Company sold two significant consulting engagements during the 1998 fiscal year, which accounted for the majority of the consulting revenue. The increase in other revenues in fiscal year 1997 compared to fiscal year 1996 was primarily due to an increase in on-site training fees. This increase in training fees was primarily due to an increase, beginning in the first quarter of fiscal year 1997, in the daily fee charged for on-site training. Additionally, the document fees from the marketing agreement with VMP Electronic Laser Forms increased substantially in fiscal year 1997 compared to fiscal year 1996. Because training is usually purchased with the Company's software, the Company expects training fees to increase as software license fees increase (although not proportionately). Additionally, the Company expects consulting fees to increase during fiscal year 1999 due primarily to increases in demand for MortgageWare Loan Servicing (which can require higher levels of customization and implementation services than the Company's other mortgage technology products) and the expected customization and implementation services that will be sold with FlowMan.

      Looking forward, the Company anticipates an increasing contribution to software license fees, and related increases to software support fees and other revenues, from its newer products, MortgageWare Loan Servicing, MortgageWare InfoLINQ, and MortgageWare MarketLINQ. The Company also anticipates a contribution to software license fees, and related increases to software support fees and other revenues, from FlowMan, acquired through the LSS acquisition as discussed above. Since the acquisition of LSS was made at the end of the fiscal year, there were no sales of this product or revenues recorded in the Company's statement of operations for fiscal year 1998. The Company believes that sales of FlowMan will begin in the first half of fiscal year 1999; however, as the Company will be spending significant resources developing an indirect sales channel for FlowMan, the majority of the sales will occur in the latter half of fiscal year 1999. As discussed above, the Company believes the overall lending environment to be favorable as of the end of fiscal year 1998. Nonetheless, there can be no assurance that mortgage lending rates will not increase or experience a high degree of volatility. Such increases or volatility could have a material adverse effect on the Company's revenues, profitability, and financial condition. Even if lending rates stabilize, if such rates are perceived as being too high, homeowners and potential homeowners may delay decisions that would otherwise result in mortgage lending transactions. Such delays may have an adverse effect upon the Company's customers, and upon the Company and its operations. The Company is just entering the EAI marketplace, which is a relatively new, constantly changing and intensely competitive market. In addition, many of the Company's competitors in this market have longer operating histories, greater name recognition, and significantly greater financial, technical and marketing resources than the Company. There is no assurance that the Company's products will be accepted by the market or that the Company will be competitive within the market, which would have a material adverse effect on the Company's revenues, profitability and financial condition. In addition, the Company believes that while the U.S. economy has been generally strong in fiscal year 1998, changes in economic conditions could have a material adverse effect on the Company's revenues, profitability and financial condition.

COST OF REVENUES

                                                                                          Increase
(In thousands)                                1998          Increase         1997         (Decrease)         1996
                                            --------       ---------       --------       -----------      --------
Software license fees                        $1,778             19%         $1,500            (9)%          $1,653
Percentage of software license fees              18%          _____             21%          _____              27%

Software support fees                         2,445             32%          1,856             11%           1,678
Percentage of software support fees              35%          _____             31%          _____              29%

Other                                           859             26%            683             16%             589
Percentage of other revenues                     50%          _____             55%          _____              54%

Total cost of revenues                       $5,082             26%         $4,039              3%          $3,920
Percentage of total net revenues                 28%          _____             28%          _____              30%

      Cost of software license fees consists primarily of the amortization of capitalized software development costs and, to a lesser extent, the purchase and duplication of disks and product documentation. As a percentage of software license fees, cost of software license fees decreased to 18% for fiscal year 1998 compared to 21% for fiscal year 1997, and decreased to 21% for fiscal year 1997 compared to 27% for fiscal year 1996. The decrease for fiscal year 1998 compared to fiscal year 1997 was due primarily to revenues increasing at a rate substantially faster than cost of software license fees. The decrease for fiscal year 1997 compared to fiscal year 1996 was primarily due to a combination of software license fees increasing and the cost of software license fees decreasing. The dollar amount of the cost of software license fees increased by 19% from $1.50 million in fiscal year 1997 to $1.78 million in fiscal year 1998. This dollar increase was primarily the result of higher amortization of capitalized software development costs for MortgageWare Loan Servicing and MortgageWare Entre, offset by a decrease in amortization for MortgageWare Loan Management System. The dollar amount of cost of software license fees decreased 9% to $1.50 million for fiscal year 1997, compared to $1.65 million for fiscal year 1996. This decrease was primarily due to a decrease in amortization of capitalized software development costs associated with the MortgageWare Loan Management System, that was partially offset by the introduction of amortization of capitalized software development costs for MortgageWare Loan Servicing released during the first quarter of fiscal year 1997. Amortization of capitalized software development costs was $1,560,000, $1,290,000 and $1,430,000 for fiscal years 1998, 1997 and 1996, respectively. The Company expects the dollar amount of its amortization of capitalized software development costs to continue to increase for fiscal year 1999 compared to fiscal year 1998 primarily due to the stage of development and the timing of release of several of the Company's products.

      Cost of software support fees includes salaries and other costs related to providing telephone support, and the purchase, duplication, and shipping of disks associated with software updates. As a percentage of software support fees, cost of software support fees increased to 35% for fiscal year 1998 compared to 31% for fiscal year 1997, and increased to 31% for fiscal year 1997 compared to 29% for fiscal year 1996. These year-to-year increases were primarily due to a higher salary cost and a less efficient ratio of customer support staff to customers as well as an increase in other direct cost of support expenses associated with supporting a higher software license volume. Looking forward, the Company expects the dollar cost of software support fees to increase due to the increased staffing that will be required to support a higher installed base of the Company's products and in order to support the FlowMan product. The Company also expects that these factors will lead to a modest increase in the ratio of the cost of software support fees to software support fees.

      Cost of other revenues includes the salaries and reimbursable expenses for the employees who provide training and consulting services, the purchase and duplication of disks associated with custom documents, and the net cost of the Company's annual MortgageWare software users' group meeting. As a percentage of other revenues, cost of other revenues decreased to 50% for fiscal year 1998 compared to 55% for fiscal year 1997, and increased slightly to 55% for fiscal year 1997 compared to 54% for fiscal year 1996. The improvement in 1998 compared to 1997 was due primarily to higher gross profit earned on training and consulting services. The slight increase in fiscal year 1997 compared to fiscal year 1996 was primarily due to a combination of a slightly higher payroll cost and increased depreciation from upgrading the trainers' equipment. Looking forward, the Company expects the cost of other revenues to increase as the revenues for customization and implementation fees increase. Additional headcount and contract labor will be required both for customization and implementation services on MTD and ETD projects.

OPERATING EXPENSES

                                                 Increase                        Increase
(In thousands)                      1998         (Decrease)         1997         (Decrease)         1996
                                  ---------     ------------     ----------     -----------       --------
Product development                $1,609           (25)%          $2,147              4%          $2,060
Percentage of net revenues              9%          _____              15%          _____              16%

Sales and marketing                 5,675             41%           4,011            (5)%           4,230
Percentage of net revenues             31%          _____              28%          _____              32%

General and administrative          3,754             19%           3,152              5%           3,010
Percentage of net revenues             20%          _____              22%          _____              23%

Purchase of in-process R&D          3,615           _____           _____           _____           _____
Percentage of net revenues             20%          _____           _____           _____           _____

      Product development expenses include salaries for software developers and analysts, facility costs and expenses associated with computer equipment used in software development, net of costs capitalized. As a percentage of net revenues, product development expenses decreased to 9% for fiscal year 1998 compared to 15% for fiscal year 1997, and decreased to 15% for fiscal year 1997 compared to 16% for fiscal year 1996. The decrease for 1998 consisted of a dollar decrease of $539,000, which was due primarily to an increase in the costs of software development which were capitalized, offset somewhat by increases in headcount and the related salary expenses. The percentage decrease for fiscal year 1997 compared to fiscal year 1996 was primarily due to net revenues increasing more than product development expenses. The Company capitalized $1,846,000, $877,000 and $790,000 of product development expenditures for fiscal years 1998, 1997 and 1996, respectively. The increase in capitalized product development expenses during fiscal year 1998 compared to fiscal year 1997 was due primarily to the fact that the Company had no significant capitalized costs for MortgageWare TC, MortgageWare Entre, and MortgageWare MarketLINQ during the 1997 fiscal year, but capitalized $750,000 of costs related to these products in fiscal year 1998. These costs related to the development of significant enhancements to these products during the year. During fiscal year 1999, the Company plans additional enhancements to these products as well as significant enhancements to FlowMan associated with the planned release of FlowMan 4.0. Accordingly, the Company anticipates an increase in the dollar value of capitalized development expenditures and an increase in the dollar value of product development expenses for fiscal year 1999.

      Sales and marketing expenses include salaries, sales commissions, travel, and facility costs for the Company's sales and marketing personnel. Sales and marketing expenses also includes advertising, telemarketing and trade shows. As a percentage of net revenues, sales and marketing expenses increased to 31% for fiscal year 1998 compared to 28% for fiscal year 1997, and decreased to 28% for fiscal year 1997 compared to 32% for fiscal year 1996. The increase for fiscal year 1998 represented a dollar increase of $1,663,000, which was due primarily to higher salaries and related payroll taxes, recruiting costs and commissions associated with a higher performing direct sales force. These expenses increased with the increases in revenue as discussed above (although not in direct proportion). In addition, the Company incurred increases in advertising, sales promotion and public relations, as well as travel and related direct costs of sales efforts in order to promote new products and the MortgageWare Enterprise offering. The decrease in dollars and percentage for fiscal year 1997 compared to fiscal year 1996 was primarily due to revenue increasing and sales and marketing expenses decreasing. The decrease in sales and marketing expenses was primarily due to the elimination of outsourced telemarketing fees during the quarter ended March 31, 1996. The Company expects sales and marketing expenses to increase on a dollar basis but to remain relatively consistent on a percentage of revenue basis for fiscal year 1999 compared to fiscal year 1998. This will be primarily due to the completion of the ramp-up in the sales and marketing department which occurred in fiscal year 1998 and additional expenses that are expected for the launch of the Enterprise Technology Division's sales efforts.

      General and administrative expenses include costs associated with finance, accounting, purchasing, order fulfillment, administration and facilities. As a percentage of net revenues, general and administrative expenses decreased to 20% for fiscal year 1998 compared to 22% for fiscal year 1997, and to 22% for fiscal year 1997 compared to 23% for fiscal year 1996. The decrease for both fiscal years was primarily due to revenue increasing at a faster rate than general and administrative expenses. The Company expects general and administrative expenses on a dollar basis to increase for fiscal year 1999 compared to fiscal year 1998, but hold relatively steady as a percentage of net revenues.

      Purchase of in-process R&D represents a one-time charge incurred by the Company upon acquisition of LSS (as discussed above). The Company believes that the technology obtained in this acquisition requires significant further development so that it may be successfully integrated with the existing MortgageWare products and so that it may successfully compete in the Enterprise Application Integration market, and has no future alternative uses. As such, $3,615,304 of the purchase price was recorded as in process R&D and expensed on the date of acquisition.

NET INTEREST AND OTHER INCOME (EXPENSE)


(In thousands)                                     1998          Increase         1997          Decrease          1996
                                                ----------    -------------    ---------      ------------      ---------
Net interest and other income (expense)            $745              4%           $719           (11)%            $811
Percentage of net revenues                            4%           _____             5%          _____               6%

      Interest income was $766,000, $747,000 and $801,000, for the fiscal years ended June 30, 1998, 1997 and 1996, respectively. Interest income remained relatively consistent from 1997 to 1998 due primarily to stable to slightly decreasing interest rates combined with a slightly increasing average portfolio balance during the 1998 fiscal year. The decrease for fiscal year 1997 was primarily due to a combination of a slightly lower average portfolio balance and a lower average rate of return on the portfolio.

      As of June 30, 1998, the Company had no interest-bearing debt outstanding, and anticipates no new debt financing in the foreseeable future. Accordingly, the Company expects net interest and other income (expense) for the foreseeable future to reflect net interest income.


INCOME TAXES


(In thousands)                      1998          Increase         1997          Increase          1996
                              --------------  -------------   ------------    -------------   ---------------
Income taxes                        $907             45%           $627            151%            $251
Effective income tax rate             NM           _____             36%          _____              37%

      The provision for income taxes includes federal and state income taxes currently payable, and deferred taxes arising from temporary differences in determining income for financial statement and tax purposes. The Company recorded income tax expense for fiscal year 1998 even though it incurred a net loss, due to the fact that the charge for purchased in-process R&D is not currently deductible for income tax purposes. This charge will be deducted over a period of 15 years in accordance with current IRS regulations. Although the non-deductibility of this charge in fiscal year 1998 resulted in a deferred tax asset, the Company has recorded a substantial valuation allowance on this asset due to the length of time over which the charge is deductible and the uncertainties inherent in the software industry. As such, the effective tax rate is not meaningful for the fiscal year ended June 30, 1998. The effective tax rate for 1997 was relatively consistent with that rate in 1996. Looking forward, the Company expects its effective tax rate to decrease slightly as the charge for in-process R&D is actually deducted for tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

      Working capital, which consists principally of cash, cash equivalents and short-term investments, was $8,150,000 as of June 30, 1998, compared to $11,623,000 at June 30, 1997. Cash and cash equivalents decreased by $560,000 for fiscal year 1998. Cash and cash equivalents provided by operating activities was $5,092,000 in fiscal year 1998. Principal uses of cash and cash equivalents included the repurchase of $1,362,000 of Company common stock, the cash outlay of $1,267,000 for the purchase of LSS (an additional $2,600,000 was paid on July 1, 1998), the purchase of $572,000 of furniture and equipment, and $1,846,000 of capitalized software costs.

      The Company's capital expenditures for fiscal years 1998 and 1997 were $572,000 and $547,000, respectively. The Company expects to spend about $1,100,000 in fiscal year 1999. The Company's current facility lease expires in November of 1998 and the Company has negotiated a seven-year lease for a new facility. Net occupancy costs are not expected to change materially as a result of this move; however, the Company anticipates that approximately $300,000 of tenant improvement costs will be incurred.

      Long-term cash requirements, other than normal operating expenses, are anticipated for development of new software products and enhancement of existing products; financing anticipated growth; the possible acquisition of other software products, technologies and businesses; and the possible repurchase of the Company's common stock. The Company believes that its existing cash, cash equivalents, short-term investments, and cash generated by operations will be sufficient to satisfy its currently anticipated cash requirements for fiscal year 1999.

YEAR 2000

      The Year 2000 problem arose because many existing computer programs use only the last two digits to refer to a year. Therefore, these computer programs do not properly recognize a year that begins with "20" instead of the familiar "19." If not corrected, many computer applications could fail or create erroneous results.

      The Company has initiated efforts to mitigate the impact of the Year 2000 problem on three levels: (i) the products that the Company uses internally to conduct its business, (ii) the products that it sells, and (iii) the Year 2000 readiness of the Company's customers and vendors.

      (i)  Internal Products

           The Company has taken an inventory of all software and hardware systems used internally to conduct its ongoing business. These systems include client/server systems, LAN systems, PC systems and related software, security systems and voice mail systems. Certain of these systems have already been made Year 2000-ready, while others are scheduled for purchase and/or update during the 1999 fiscal year. The Company has not performed significant testing to confirm Year 2000 readiness on any of these systems, but intends to do so during the 1999 fiscal year. Based on the inventory of these internal systems, the Company does not believe the cost of addressing their Year 2000 readiness will be material. The Company believes that significant record-keeping and operational deficiencies could occur should the Company's internal products not be made ready for the

      Year 2000, which could have material adverse effects. The Company has no contingency plans in place should this occur.

      (ii) The Company's Products

           The products that the Company sells in the operation of its business have reached varying degrees of Year 2000 readiness. All of the products have been evaluated for the Year 2000 problem and significant strides have been made to make the products ready for the Year 2000. The following products have been made ready and have been subjected to testing for the Year 2000: MortgageWare Loan Servicing, MortgageWare Loan Management System, MortgageWare TC, MortgageWare Entre and MortgageWare MarketLINQ. In addition to internal testing, the Company has published recommendations to its customers with regards to the testing that they should be performing in house to ensure Year 2000 readiness. The following products have been made ready and are currently being tested for the Year 2000:
      MortgageWare InfoLINQ, MortgageWare InvestorLINQ, BuilderBlock$(TM) and FlowMan version 3.2. After subjecting these products to testing, the Company plans to publish recommendations to its customers with regards to the testing that they should be performing in house to ensure Year 2000 readiness. The following products have not been made Year 2000-ready:
      MortgageBase and Secondary Marketing for DOS. The Company has announced discontinuation of these products and is not currently selling them. Customers who use these products can (at their own discretion) upgrade to current products sold by the Company that are Year 2000-ready.

           The Company believes that all of its products will be ready for the Year 2000 by the end of the 1999 fiscal year and that no material costs will remain at that time. However, there are no assurances that there are not undetected errors in the Company's products relating to the Year 2000 that may result in material additional cost or liabilities, the magnitude of which cannot be predicted, which could have a material adverse effect on the Company. In addition, the Company believes that the purchasing patterns of customers and potential customers may be affected by Year 2000 issues in a variety of ways. Some customers may defer purchasing the Company's products because they are diverting resources to address their own Year 2000 issues. However, other customers may accelerate their decisions to purchase the Company's products to replace non-Year 2000 ready applications. The Company believes that it is not possible to predict the overall impact of these decisions. The Company has no contingency plan should the Company be unable to make all of its products ready for the Year 2000.

      (iii) The Company's Customers and Vendors

           The Company has identified third-party vendors upon which it places significant reliance and plans to ascertain their readiness for the Year 2000 during the 1999 fiscal year. The Company believes that although prudent measures are required in this area, it is unable to reasonably or accurately predict the impact to the Company if certain customers or vendors are not made ready for the Year 2000. Significant disruption in the businesses of the Company's customers and third-party vendors may have material adverse effects on the Company's business, financial condition and results of operations.

NEW ACCOUNTING STANDARDS

      In October 1997, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 97-2, Software Revenue Recognition, which supersedes SOP 91-1. This SOP provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions and is effective for transactions entered into in fiscal years beginning after December 15, 1997. The Company does not expect the impact of adoption of SOP 97-2 to be material.

      In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, Reporting Comprehensive Income ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and disclosure of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS No. 130, which is effective for fiscal years beginning after December 15, 1997, requires reclassification of financial statements for earlier periods to be provided for comparative purposes. The Company has not determined the manner in which it will present the information required by SFAS No. 130.

      In June 1997, the FASB issued SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information ("SFAS No. 131"). SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. In the initial year of application, comparative information for earlier years must be restated. The Company has not determined the manner in which it will present the information required by SFAS No. 131.

FORWARD-LOOKING STATEMENTS

      When used in this discussion, the words "believes," "anticipates," "expects," "intends," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                         Page #
                                                                                      --------------
Independent Auditors' Report                                                               31

Balance Sheets as of June 30, 1998 and 1997                                                32

Statements of Operations for the years ended June 30, 1998, 1997 and 1996                  33

Statements of Shareholders' Equity for the years ended June 30, 1998, 1997 and 1996        34

Statements of Cash Flows for the years ended June 30, 1998, 1997 and 1996                  35

Notes to Financial Statements                                                           36 - 45

Schedule II-- Valuation and Qualifying Accounts                                            47


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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of INTERLINQ Software Corporation as of June 30, 1998 and 1997, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


/s/  KPMG Peat Marwick LLP


Seattle, Washington
July 30, 1998

                         INTERLINQ SOFTWARE CORPORATION
                                 BALANCE SHEETS


As of June 30,                                                                           1998           1997
                                                                                     -----------    -----------
ASSETS
Current assets:
      Cash and cash equivalents                                                      $ 7,233,826    $ 7,793,761
      Investments available-for-sale, at fair value                                    3,406,389      4,024,651
      Investments held-to-maturity, at amortized cost                                  3,267,534      2,012,894
      Accounts receivable, less allowance for
         doubtful accounts of $255,900 in 1998
         and $176,000 in 1997                                                          3,400,194      1,602,220
      Inventory                                                                           39,556         55,246
      Prepaid expenses                                                                   341,717        408,909
      Deferred income taxes                                                                 ____        267,660
                                                                                     -----------    -----------
                     Total current assets                                             17,689,216     16,165,341
                                                                                     -----------    -----------

Property and equipment, at cost                                                        6,434,017      5,836,895
      Less accumulated depreciation and amortization                                   5,434,285      4,364,628
                                                                                     -----------    -----------
                     Net property and equipment                                          999,732      1,472,267
                                                                                     -----------    -----------
Capitalized software costs, less accumulated
     amortization of $2,438,852 in 1998 and
      $1,718,683 in 1997                                                               4,421,806      3,358,016
Goodwill                                                                                 932,333           ____
Other assets                                                                             110,102         70,899
                                                                                     -----------    -----------
                                                                                     $24,153,189    $21,066,523
                                                                                     ===========    ===========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                                               $   690,138    $   235,895
      Accrued compensation and benefits                                                1,745,908        555,402
      Other accrued liabilities                                                          695,387        498,276
      Purchase consideration payable                                                   2,600,000           ____
      Customer deposits                                                                  374,151        199,636
      Deferred software support fees                                                   3,434,092      3,052,822
                                                                                     -----------    -----------
                     Total current liabilities                                         9,539,676      4,542,031
                                                                                     -----------    -----------

Noncurrent liabilities, excluding current installments:
      Deferred rent and other lease obligations                                             ____        160,443
      Deferred software support fees                                                      14,864          6,746
      Deferred income taxes                                                                 ____        306,950
                                                                                     -----------    -----------
                     Total noncurrent liabilities                                         14,864        474,139
                                                                                     -----------    -----------

Shareholders' equity:
      Series A convertible preferred stock, $.01 par value.  Authorized 5,000,000 shares; no shares issued and outstanding in 1998 and 1997
                                                                                            ----           ----
      Common stock, $.01 par value.  Authorized 30,000,000 shares; issued and outstanding 5,350,559 shares in 1998 and 5,416,512 shares in 1997
                                                                                          53,506         54,165
      Additional paid-in capital                                                      10,442,835     10,343,087
      Retained earnings                                                                4,102,308      5,653,101
                                                                                     -----------    -----------
                     Total shareholders' equity                                       14,598,649     16,050,353
Commitments
                                                                                     -----------    -----------
                                                                                     $24,153,189    $21,066,523
                                                                                     ===========    ===========


See accompanying notes to financial statements.

                         INTERLINQ SOFTWARE CORPORATION
                            STATEMENTS OF OPERATIONS


Years Ended June 30,                                         1998             1997            1996
                                                         ------------     ------------    ------------

Net revenues:
      Software license fees                              $  9,646,819     $  7,055,457    $  6,232,011
      Software support fees                                 6,975,959        6,072,544       5,772,791
      Other                                                 1,723,615        1,239,045       1,087,613
                                                         ------------     ------------    ------------
           Total net revenues                              18,346,393       14,367,046      13,092,415
                                                         ------------     ------------    ------------
Cost of revenues:
      Software license fees                                 1,778,263        1,499,645       1,652,627
      Software support fees                                 2,445,025        1,856,486       1,678,255
      Other                                                   859,269          682,666         588,987
                                                         ------------     ------------    ------------
           Total cost of revenues                           5,082,557        4,038,797       3,919,869
                                                         ------------     ------------    ------------
           Gross profit                                    13,263,836       10,328,249       9,172,546
                                                         ------------     ------------    ------------
Operating expenses:
      Product development                                   1,608,840        2,147,546       2,060,427
      Sales and marketing                                   5,674,475        4,011,440       4,229,994
      General and administrative                            3,754,222        3,151,761       3,010,223
      Purchase of in-process research and development       3,615,304                0               0
                                                         ------------     ------------    ------------
           Total operating expenses                        14,652,841        9,310,747       9,300,644
                                                         ------------     ------------    ------------
           Operating income (loss)                         (1,389,005)       1,017,502        (128,098)
Net interest and other income                                 744,865          719,275         811,272
                                                         ------------     ------------    ------------

      Income (loss) before income tax expense                (644,140)       1,736,777         683,174
Income tax expense                                            906,653          626,900         250,398
                                                         ------------     ------------    ------------
      Net income (loss)                                  $ (1,550,793)    $  1,109,877    $    432,776
                                                         ============     ============    ============


Net income (loss) per share -- basic and diluted         $       (.30)    $        .19    $        .07

Shares used to calculate net income (loss)
       per share - basic                                    5,213,217        5,707,374       5,964,877
Shares used to calculate net income (loss)
       per share - diluted                                  5,213,217        5,841,764       6,171,210

See accompanying notes to financial statements.

                         INTERLINQ SOFTWARE CORPORATION
                       STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                                                                   Total
                                                            Common         Additional           Retained        Shareholders'
Years Ended June 30, 1998, 1997  and 1996                   Stock        Paid-in Capital        Earnings           Equity
                                                          ---------      ---------------      ------------      --------------
Balances at June 30, 1995                                  $59,680         $13,167,991         $4,110,448         $17,338,119
Issuance of 170,550 shares of common stock
                                                             1,706             214,487               ____             216,193
Tax benefit realized upon exercise of stock options
                                                              ____              96,651               ____              96,651
Repurchase of 100,000 shares of common stock
                                                            (1,000)           (311,500)              ____            (312,500)
Net income for the year ended June 30, 1996
                                                              ____                ____            432,776             432,776
                                                          --------        ------------        -----------       -------------
Balances at June 30, 1996                                   60,386          13,167,629          4,543,224          17,771,239
Issuance of 19,962 shares of common stock
                                                               199              17,321               ____              17,520
Tax benefit realized upon exercise of stock options
                                                              ____              10,967               ____              10,967
Repurchase of 642,000 shares of common stock
                                                            (6,420)         (2,852,830)              ____          (2,859,250)
Net income for the year ended June 30, 1997
                                                              ____                ____          1,109,877           1,109,877
                                                          --------        ------------        -----------       -------------
Balances at June 30, 1997                                   54,165          10,343,087          5,653,101          16,050,353
Issuance of 251,447 shares of common stock
                                                             2,515           1,444,882               ____           1,447,397
Tax benefit realized upon exercise of stock options
                                                              ____              13,793               ____              13,793
Repurchase of 317,400 shares of common stock
                                                            (3,174)         (1,358,927)              ____          (1,362,101)
Net loss for the year ended June 30, 1998
                                                              ____                ____         (1,550,793)         (1,550,793)
                                                          --------        ------------        -----------       -------------
Balances at June 30, 1998                                  $53,506         $10,442,835         $4,102,308         $14,598,649
                                                          ========        ============        ===========       =============


See accompanying notes to financial statements.

                         INTERLINQ SOFTWARE CORPORATION
                            STATEMENTS OF CASH FLOWS

Years Ended June 30,                                                               1998              1997             1996
                                                                                ------------     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                               $ (1,550,793)    $  1,109,877     $    432,776
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization of property and equipment                        1,094,884        1,111,438        1,014,452
    Amortization of capitalized software costs                                     1,559,201        1,287,881        1,430,111
    Gain on disposition of equipment                                                    ____             ____           (1,473)
    Purchase of in-process research and development                                3,615,304             ____             ____
    Deferred income tax benefit                                                      (39,290)          (2,217)        (156,727)
    Tax benefit realized upon exercise of stock options                               13,793           10,967           96,651
    Change in certain assets and liabilities (net of acquisition):
       Accounts receivable                                                        (1,505,816)         369,287         (745,365)
       Income taxes refundable                                                          ____             ____          987,429
       Inventory and prepaid expenses                                                 82,882          (60,485)         (88,508)
       Other assets                                                                  (39,203)         (44,878)           9,613
       Accounts payable                                                               99,527           77,669           34,971
       Accrued compensation and benefits, other accrued liabilities and
          deferred rent and other lease obligations                                1,197,140           47,235           51,136
       Customer deposits                                                             174,515         (164,067)         256,613
       Deferred software support fees                                                389,388          411,835           93,400
                                                                                ------------     ------------     ------------
           Net cash provided by operating activities                               5,091,532        4,154,542        3,415,079
                                                                                ------------     ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                                 (571,646)        (547,059)        (689,857)
Capitalized software costs                                                        (1,845,881)        (877,334)        (789,792)
Purchase of source code                                                                 ____         (275,000)      (2,000,000)
Purchases of investments                                                          (7,402,921)     (14,511,012)     (18,734,310)
Proceeds from sales and maturities of investments                                  6,766,543       16,180,313       12,498,246
Proceeds from sale of equipment                                                         ____             ____            5,435
Cash paid for acquisition                                                         (1,266,520)            ____             ____
                                                                                ------------     ------------     ------------
           Net cash used in investing activities                                  (4,320,425)         (30,092)      (9,710,278)
                                                                                ------------     ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock                                                31,059           17,520          216,193
Repurchase of common stock                                                        (1,362,101)      (2,859,250)        (312,500)
                                                                                ------------     ------------     ------------
           Net cash used in financing activities                                  (1,331,042)      (2,841,730)         (96,307)
                                                                                ------------     ------------     ------------
           Net increase (decrease) in cash & cash equivalents                       (559,935)       1,282,720       (6,391,506)
                                                                                ------------     ------------     ------------
Cash and cash equivalents at beginning of year                                     7,793,761        6,511,041       12,902,547
                                                                                ------------     ------------     ------------
Cash and cash equivalents at end of year                                        $  7,233,826     $  7,793,761     $  6,511,041
                                                                                ============     ============     ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
                                                                                $    703,816     $    615,891     $   (691,880)
Net cash paid (received) during the year for income taxes

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING
   ACTIVITIES:
Acquisition effected through issuance of common stock and
   purchase consideration payable                                               $  4,016,338             ____             ____

See accompanying notes to financial statements.

                         INTERLINQ SOFTWARE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 1998 AND 1997

(1)   DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      (a)   DESCRIPTION OF BUSINESS

            INTERLINQ Software Corporation ("Company") provides technology that helps organizations effectively manage complex, information-intensive business transactions. The Company's mortgage technology division provides business solutions to banks, savings institutions, mortgage banks, mortgage brokers, and credit unions. This division's product line encompasses all major components of the mortgage loan production process, secondary marketing activities, mortgage loan servicing, and construction loan servicing. The Company's enterprise technology division provides application integration/workflow solutions that integrate disparate systems and applications to route information and processes seamlessly across an entire enterprise. These solutions coordinate activities across legacy systems, enterprise applications, databases and Internet technologies.

            The Company sells its products through a direct sales force, third-party application developers, OEMs and system integrators.

      (b)   CASH EQUIVALENTS

            All highly liquid investments purchased with a maturity of three months or less are considered to be cash equivalents.

      (c)   INVESTMENTS

            Investments at June 30, 1998 and 1997 consist principally of investment-grade, interest-bearing securities.

            The Company classifies investment securities as either available-for-sale or held-to-maturity depending upon its intentions at the time the securities are acquired. Investments available-for-sale are carried at fair value, with any unrealized holding gains and losses reported as a separate component of shareholders' equity. Investments held-to-maturity are carried at amortized cost.

            At June 30, 1998 and 1997, the fair value of all securities approximated amortized cost and there were no material unrealized holding gains or losses.

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

      (g)   GOODWILL

            Goodwill represents the excess of the cost of Logical Software Solutions Corporation - acquired on June 30, 1998, over the fair value of tangible and identifiable intangible assets at the date of acquisition. Goodwill will be amortized over its estimated useful life of four years. Management will evaluate goodwill for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable.


      (h)   REVENUE RECOGNITION

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

            Other revenues include training fees, consultation services, and custom document fees. These revenues are recognized when the related service is completed or when the goods are shipped, as applicable.

      (i)   COST OF REVENUES

            Cost of software license fees includes costs related to sales of licenses such as disks and supplies, amortization of capitalized software costs and other direct costs. Cost of software support fees includes salaries and other costs related to providing telephone support and the costs of disks and supplies related to product enhancements provided under support contracts. Cost of other revenues includes direct costs related to training, consultation services, custom document fees and other revenue.

      (j)   STOCK-BASED COMPENSATION

            The Company accounts for its stock option plans using the intrinsic value method. As such, compensation expense is recorded if, on the date of grant, the current market price of the underlying stock exceeded the exercise price.

      (k)   INCOME TAXES

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

      (l)   EARNINGS PER SHARE

            The Company calculates earnings per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128 Earnings Per Share. SFAS No. 128 requires the presentation of basic earnings per share, and for companies with complex financial structures, diluted earnings per share. Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Since the Company was in a net loss position for the year ended June 30, 1998, basic and diluted net loss per share are the same.

            The following table reconciles the shares used in calculating basic earnings per share to the shares used in calculating diluted earnings per share:


                                                                      1998            1997             1996
                                                                    ---------       ---------       ---------
            Shares used to calculate basic earnings per share       5,213,217       5,707,374       5,964,877
            Dilutive effect of outstanding stock options                 ____         134,390         206,333
                                                                    ---------       ---------       ---------
            Shares used to calculate diluted earnings
                 per share                                          5,213,217       5,841,764       6,171,210
                                                                    =========       =========       =========

            Excluded from the computation of diluted earnings per share for the year ended June 30, 1998, are options to acquire 1,031,041 shares of common stock with a weighted-average exercise price of $3.87, because their effects would be anti-dilutive.

      (m)   USE OF ESTIMATES

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

      (n)   CONCENTRATION OF MARKET RISK

            The Company markets a substantial portion of its products to businesses involved in the residential loan production process. Changes in mortgage lending rates and other economic factors could affect the economic stability of these businesses and their ability, as a group, to purchase the Company's products. As a result, the Company's success in marketing its products may fluctuate in accordance with these economic factors.

      (o)   RECLASSIFICATIONS

            Certain reclassifications have been made to the prior period financial statements to conform with the current year presentation.

      (p)   NEW ACCOUNTING STANDARDS

            In October 1997, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 97-2, Software Revenue Recognition, which supersedes SOP 91-1. This SOP provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions and is effective for transactions entered into in fiscal years beginning after December 15, 1997. The Company does not expect the impact of adoption of SOP 97-2 to be material.

            In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and disclosure of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS No. 130, which is effective for fiscal years beginning after December 15, 1997, requires reclassification of financial statements for earlier periods to be provided for comparative purposes. The Company has not determined the manner in which it will present the information required by SFAS No. 130.

            In June 1997, the FASB issued SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information ("SFAS No. 131"). SFAS No. 131 establishes standards for the way public business enterprises report information about operating segments. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. In the initial year of application, comparative information for earlier years must be restated. The Company has not determined the manner in which it will present the information required by SFAS No. 131.


(2)   PROPERTY AND EQUIPMENT

      Major classes of property and equipment as of June 30 are as follows:

                                           1998              1997
                                         ----------       ----------
            Leasehold improvements       $1,502,722       $1,501,349
            Furniture and fixtures        1,082,467        1,044,088
            Computer equipment            3,475,017        2,919,194
            Office equipment                373,811          372,264
                                         ==========       ==========
                                         $6,434,017       $5,836,895
                                         ==========       ==========


(3)   ACQUISITION

      On June 30, 1998, the Company entered into a purchase and sale agreement to acquire Logical Software Solutions Corporation. LSS is an Enterprise Application Integration developer and service provider. The purchase price consisted of 233,334 shares of common stock valued at $1,416,338, cash of $3,600,000, and direct acquisition costs of $378,930. The 233,334 shares of common stock issued in the acquisition were placed in escrow and will vest with time over a six year period (subject to certain accelerated vesting provisions). On June 30, 1998, the Company paid $1,000,000 in cash and recorded the remaining balance of the cash purchase price as purchase consideration payable. Direct acquisition costs which were unpaid at June 30, 1998, are recorded as accounts payable.

      The acquisition was accounted for using the purchase method of accounting. Accordingly, the results of operations of the acquired business and the fair market values of the acquired assets and assumed liabilities were included in the Company's financial statements as of the date of acquisition. The purchase price was allocated to the acquired assets and assumed liabilities based on fair values as follows:

        Accounts receivable                            $   292,158
        Property and equipment                              50,733
        Goodwill                                           932,333
        Capitalized software                               777,110
        In-process research and development              3,615,304
        Accounts payable and accrued liabilities          (272,370)
                                                       ===========
                                                       $ 5,395,268
                                                       ===========

      A portion of the purchase price represents purchased in-process research and development that has not yet reached technological feasibility and has no alternative future use. The value assigned to purchased in-process research and development was determined by identifying research projects in areas for which technological feasibility has not been established; estimating the costs to develop the purchased in-process research and development into commercially viable products; estimating the resulting net cash flows from such projects; and discounting the net cash flows back to the time of acquisition.

      The following table presents pro forma results of operations as if the acquisition had occurred at the beginning of the 1998 and 1997 fiscal year, excluding all nonrecurring acquisition-related charges. The table includes the impact of certain adjustments such as goodwill amortization and related tax effects. The pro forma information is not necessarily indicative of the combined results that would have occurred had the acquisition been in effect for the entire periods presented, nor is it necessarily indicative of results that may occur in the future.


                                                  1998                 1997
                                                  ----                 ----
        Total net revenues                   $   19,477,617       $   16,234,949
        Net income                                1,398,087            1,278,783
        Net income per share-- basic                    .26                  .22
        Net income per share-- diluted                  .25                  .21

(4)   COMMITMENTS

      (a)   LEASES

            In March 1994, the Company moved into its current premises, which it leases under a noncancelable operating lease expiring in November 1998. In April 1998, the Company signed a noncancelable operating lease for new premises to commence in November 1998. This lease will expire in October 2005. The Company charges the total of the scheduled lease payments to rent expense using the straight-line method over the life of the lease.

            The Company also holds a lease for previous premises which remains in effect until October 1998. The Company negotiated a sublease to another tenant for the remaining lease term beginning in March 1994. Included in deferred rent payable and other lease obligations is $0 and $142,568, which represents the Company's remaining obligation under this lease, net of amounts to be received under the sublease at June 30, 1998 and 1997, respectively. Accrued liabilities at June 30, 1998 and 1997, include $160,443 and $223,307, respectively, representing the current portion of deferred rent payable.

            Future minimum lease payments under noncancelable operating leases are as follows:


                                                                      Minimum lease payments
                                                                      ----------------------
            Year ending June 30:
            1999                                                                  $   757,377
            2000                                                                      670,113
            2001                                                                      691,873
            2002                                                                      711,993
            2003                                                                      730,473
            Thereafter                                                              1,771,153
                                                                                  ===========
                                                                                  $ 5,332,982
                                                                                  ===========

            Total rent expense amounted to $384,481, $379,994, and $381,447 for the years ended June 30, 1998, 1997, and 1996, respectively.


      (b)   401(K) PLAN

            The Company sponsors a 401(k) plan that covers substantially all employees. At its own discretion, the Company may make contributions to the plan based on a percentage of participants' contributions. The Company made contributions of $114,552 for the year ended June 30, 1998. No contributions were made for the years ended June 30, 1997 or 1996. The Company has no other postemployment or postretirement benefit plans.

(5)   INCOME TAXES

      Components of income taxes are summarized as follows:

                                                            1998             1997             1996
                                                          ---------        ---------        ---------
        Current:
              Federal                                     $ 854,489        $ 580,601        $ 291,906
              State                                          77,661           37,549           18,568
                                                          ---------        ---------        ---------
                             Total current                  932,150          618,150          310,474
                                                          ---------        ---------        ---------

        Deferred:
              Federal                                       (33,374)          (2,032)        (151,137)
              State                                          (5,916)            (185)          (5,590)
                                                          ---------        ---------        ---------
                             Total deferred                 (39,290)          (2,217)        (156,727)
                                                          ---------        ---------        ---------
        Charge in lieu of taxes from employee stock
              options                                        13,793           10,967           96,651
                                                          ---------        ---------        ---------
                                                          $ 906,653        $ 626,900        $ 250,398
                                                          =========        =========        =========

      Income tax expense (benefit) differs from "expected" income tax expense (benefit) (computed by applying the U.S. Federal income tax rate of 34%) as follows:

                                                                   1998              1997              1996
                                                               -----------        -----------       -----------

        Computed "expected" tax expense (benefit)              $(  219,008)       $   590,504       $   232,279

        Increase in valuation allowance on  deferred tax                                 ____              ____
              assets                                             1,103,913

        State income taxes, net of federal benefit
                                                                    47,352             24,660             8,565
        Other                                                      (25,604)            11,736             9,554
                                                               -----------        -----------       -----------
                                                               $   906,653        $   626,900       $   250,398
                                                               ===========        ===========       ===========

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are as follows:

                                                                  1998                1997
                                                               -----------        -----------
        Deferred tax assets:
              Allowance for doubtful accounts receivable       $    94,683        $    62,112
              Deferred software support fees                       120,201             59,254
              Deferred rent                                         48,894            110,646
              Accrued expenses                                      87,272             78,775
              Property and equipment                               638,866            461,183
              Purchased in-process R&D                           1,337,662               ____
                                                               -----------        -----------
              Total deferred tax assets                          2,327,578            771,970
              Valuation allowance on deferred tax assets        (1,103,913)              ____
                                                               -----------        -----------
                             Net deferred tax assets             1,223,665            771,970
        Deferred tax liabilities - capitalized software         (1,223,665)          (811,260)
                                                               -----------        -----------
                             Net deferred tax liability        $      ____        $   (39,290)
                                                               ===========        ===========

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

      (b)   STOCK OPTION PLANS

            The Company has three stock option plans: the 1985 Restated Stock Option Plan ("1985 Plan"), the 1993 Stock Option Plan ("1993 Plan") and the 1993 Stock Option Plan for Nonemployee Directors ("Directors Plan"). The Company accounts for its option plans in accordance with the provisions of Accounting Principles Board Opinion No. 25 and no compensation cost has been recognized related to its stock options. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), the Company's net income (loss) would have changed to the pro forma amounts indicated below:


                                                                1998                 1997                1996
                                                            -------------        -------------       -------------
        Net income (loss):
              As reported                                   $  (1,550,793)       $   1,109,877       $     432,776
              Pro forma                                        (1,974,214)             821,572             265,341

              Basic and Diluted per share as reported       $        (.30)       $         .19       $         .07
              Basic and Diluted per share                   $        (.38)       $         .14       $         .04
              pro forma

            Pro forma net income (loss) and net income (loss) per share reflect only options granted in the years ended June 30, 1998, 1997, and 1996. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income (loss) and net income (loss) per share amounts presented above because compensation cost is reflected over the options' vesting period and compensation cost for options granted prior to July 1, 1995, is not considered.

            The per share weighted-average fair value of stock options granted during the years ended June 30, 1998, 1997 and 1996 was $2.71, $3.28 and $2.05, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 1998 -- expected dividend yield of 0.0%, risk-free interest rate of 5.36%, expected volatility of 65%, and an expected life of 5 years; 1997 - expected dividend yield of 0.0%, risk-free interest rate of 6.02%, expected volatility of 65%, and an expected life of 5 years; 1996 - expected dividend yield of 0.0%, risk-free interest rate of 5.11%, expected volatility of 65%, and an expected life of 5 years.

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


            A summary of stock option activity under the stock option plan follows:

                                                                                  Outstanding options
                                                                ------------------------------------------------------
                                                                          Number of shares                    Weighted
                                                 Options        ----------------------------------------       average
                                                Available         1985            1993         Directors       Exercise
                                                For grant         Plan            Plan            Plan          Price
                                                 -------        --------        --------        --------        -----
        Balances at June 30, 1995                136,039         330,268         164,961          74,000        $2.52
        Increase in shares reserved under
            1993 Plan                            600,000              __              __              __           __
        Options granted                         (472,275)             __         417,275          55,000         3.45
        Options exercised                             __        (164,050)         (6,500)             __         1.27
        Options canceled                         118,774          (3,800)        (68,774)        (50,000)        3.84
                                                 -------        --------        --------        --------        -----
        Balances at June 30, 1996                382,538         162,418         506,962          79,000         3.17
        Increase in shares reserved under
            Directors Plan                       140,000              __              __              __           __
        Options granted                         (228,180)             __         219,180           9,000         5.46
        Options exercised                             __         (19,650)           (312)             __          .88
        Options canceled                          59,476         (19,150)        (37,476)        (22,000)        4.11
                                                 -------        --------        --------        --------        -----
        Balances at June 30, 1997                353,834         123,618         688,354          66,000         3.73
        Options granted                         (220,100)             __         197,600          22,500         4.57
        Options exercised                             __         (13,300)         (4,813)             __         1.71
        Options canceled                          48,118            (800)        (45,118)         (3,000)        5.42
                                                 -------        --------        --------        --------        -----
        Balances at June 30, 1998                181,852         109,518         836,023          85,500        $3.87
                                                 =======        ========        ========        ========        =====

            Additional information regarding options outstanding as of June 30, 1998 is as follows:

                                      Options outstanding               Options exercisable
                           ----------------------------------------    -------------------
                                            Weighted-
                                             Average      Weighted-                     Weighted-
                                            Remaining      Average                       Average
           Range of            Number      Contractual     Exercise      Number          Exercise
       Exercise prices      Outstanding    Life (years)     Price      Exercisable        Price
       ---------------      -----------    ------------     -----      -----------        -----
          $.100- .500           90,018           2.81     $    .39        90,018        $    .39
          2.500-3.875          513,235           7.27         3.41       265,526            3.36
          3.969-5.844          398,205           8.90         5.01        95,680            4.92
          6.938-8.375           29,583           6.82         7.09        20,333            7.15
        -------------        ---------           ----     --------       -------        --------
         $ .100-8.375        1,031,041           7.50     $   3.87       471,557        $   3.27
        =============        =========           ====     ========       =======        ========


(7)  NET INTEREST AND OTHER INCOME (EXPENSE)

     Net interest and other income (expense) consist of:

                                  1998              1997              1996
                                ---------         ---------         ---------
        Interest income         $ 765,792         $ 746,712         $ 801,434
        Interest expense          (21,623)          (27,713)          (27,579)
        Other, net                    696               276            37,417
                                ---------         ---------         ---------
                                $ 744,865         $ 719,275         $ 811,272
                                =========         =========         =========


(8)  FINANCIAL INSTRUMENTS

     The Company's financial instruments consist primarily of investments, accounts receivable, accounts payable and accrued liabilities. The financial instruments have a short term until maturity or settlement in cash and, therefore, the carrying value approximates fair value. Credit is extended to customers based on an evaluation of their financial condition and no collateral is required. The Company performs ongoing credit evaluations of its customers and maintains allowances for possible credit losses.


(9)  QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following table summarizes the unaudited statements of operations for each quarter of fiscal 1998 and 1997 (in thousands, except per share amounts):

                                                    First         Second          Third         Fourth
                                                   -------        -------        -------        -------
        1998
        Net revenues                               $ 3,642        $ 4,369        $ 4,787        $ 5,549
        Gross profit                                 2,459          3,158          3,455          4,192
        Operating income (loss)                        165            382            648         (2,584)
        Net income (loss)                              209            357            520         (2,637)
        Net income (loss) per share-- basic
         and diluted                               $   .04        $   .07        $   .10        $(  .52)

        1997
        Net revenues                               $ 3,579        $ 3,516        $ 3,534        $ 3,738
        Gross profit                                 2,620          2,530          2,509          2,669
        Operating income                               318            246             86            368
        Net income                                     326            271            161            352
        Net income per share-- basic
         and diluted                               $   .05        $   .05        $   .03        $   .06


     In the fourth quarter of 1998 the Company recorded a one-time charge of $3,615,304 related to its acquisition of LSS (in-process research and development).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Incorporated by reference to the information under the captions "Election of Directors," "Continuing Class II Directors, Terms Expiring in 1999," "Nominees for Election as Class I Directors, Terms Expiring in 2000," "Directors' Fees," and "Filing of Forms Pursuant to Section 16 of the Securities Exchange Act of 1934" in the Company's Proxy Statement relating to its 1998 Annual Meeting of Shareholders (the "Proxy Statement"). Certain information regarding the executive officers of the Company is set forth in Part I.

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

          Schedule II - Valuation and Qualifying Accounts for the years ended June 30, 1998, 1997, and 1996


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

Exhibit
Number                              Description
------                              -----------
2.1(6)         Asset Purchase Agreement, dated June 30, 1998, between INTERLINQ
               Software Corporation, Logical Software Solutions Corporation and
               Mary Collier, Michael Bennett and Keith Bluford

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

10.17(5)       Amendment of Co-marketing Agreement between INTERLINQ Software
               Corporation and CMCI Corporation dated October 1, 1995

10.18          Office Lease between Pine Forest Co. and INTERLINQ Software
               Corporation dated as of April 23, 1998

23.1           Consent of KPMG Peat Marwick LLP

27.1           Financial data schedule

(1) Incorporated by reference to the Company's Registration Statement on Form S-1, as amended (Registration No. 33-59502) filed with the Securities and Exchange Commission on March 15, 1993, as same exhibit number.
(2)     Management contract or compensatory plan or arrangement.
(3) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993, as same exhibit number. Confidential treatment has been requested as to portions of this document.
(4) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1994, as same exhibit number.
(5) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996, as same exhibit number.
(6) Incorporated by reference to the Company's Current Report on Form 8-K, dated June 30, 1998, as same exhibit number.


(b)     REPORTS ON FORM 8-K DURING THE FOURTH QUARTER ENDED JUNE 30, 1998

        The Company filed a Current Report on Form 8-K, dated June 30, 1998, to report the acquisition of Logical Software Solutions Corporation ("LSS"). The Company filed a Current Report on Form 8-K/A, dated June 30, 1998, to report financial statements and pro forma financial information relating to the acquisition of LSS.

                                                                     Schedule II

                         INTERLINQ SOFTWARE CORPORATION

                        VALUATION AND QUALIFYING ACCOUNTS

                    Years ended June 30, 1998, 1997 and 1996



                                                          Additions
                                                   ------------------------
                                  Balance at       Charged to    Charged to
                                 beginning of      costs  and      other                         Balance at end
Description                          year           expenses      accounts       Deductions        of year
-----------                          ----           --------      --------       ----------        -------
 Allowances for doubtful
       accounts:

 Year ended June 30, 1998:

       Accounts receivable        $ 176,000        $ 451,000        ____        $(371,100)        $ 255,900

 Year ended June 30, 1997:

       Accounts receivable          187,007          396,986        ____         (407,993)          176,000

 Year ended June 30, 1996:

       Accounts receivable          152,287          331,224        ____         (296,504)          187,007

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 , the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on the 24th day of September, 1998.


                         INTERLINQ SOFTWARE CORPORATION


                                            By: /s/ JIRI M. NECHLEBA
                                               ---------------------------------
                                                Jiri Nechleba
                                                President and Chief Executive
                                                Officer


      Signature                                                  Title
      ---------                                                  -----
/s/     JIRI M. NECHLEBA                    Chairman of the Board, President and Chief Executive Officer
----------------------------------          (Principal Executive Officer)
        Jiri M. Nechleba

/s/     STEPHEN A. YOUNT                    Executive Vice President, Chief Financial Officer and Secretary
----------------------------------          (Principal Accounting Officer)
        Stephen A. Yount

/s/     ROBERT W. O'REAR                    Director
----------------------------------
        Robert W. O'Rear

/s/    THEODORE M. WIGHT                    Director
----------------------------------
       Theodore M. Wight

/s/  ROBERT J. GALLAGHER                    Director
----------------------------------
     Robert J. Gallagher

                         INTERLINQ SOFTWARE CORPORATION

                                INDEX TO EXHIBITS


Exhibit #                           Description
---------                           -----------
2.1(6)      Asset Purchase Agreement, dated June 30, 1998, between INTERLINQ
            Software Corporation, Logical Software Solutions Corporation and
            Mary Collier, Michael Bennett and Keith Bluford

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

10.17(5)    Amendment of Co-marketing Agreement between INTERLINQ Software
            Corporation and CMCI Corporation dated October 1, 1995

10.18       Office Lease between Pine Forest Co. and INTERLINQ Software
            Corporation dated as of April 23, 1998

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

(6) Incorporated by reference to the Company's Current Report on Form 8-K, dated June 30, 1998, as same exhibit number.