Form 10-Q
period 1998-09-30
INTERLINQ SOFTWARE CORP
filed 1998-11-12
CIK 802242

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                              --------------------
                                   FORM 10-Q
                              --------------------

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended SEPTEMBER 30, 1998

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

                                   Yes X No __


As of November 6, 1998, there were 5,122,553 shares of the Registrant's Common Stock outstanding.

PART I.   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                         INTERLINQ SOFTWARE CORPORATION
                            CONDENSED BALANCE SHEETS

                                                              SEPTEMBER 30,     JUNE 30,
                                                                 1998            1998
                                                              -----------     -----------
ASSETS                                                        (UNAUDITED)
CURRENT ASSETS:
      Cash and cash equivalents                               $ 5,075,783     $ 7,233,826
      Short-term investments                                    5,481,867       6,673,923
      Accounts receivable, net                                  3,313,519       3,400,194
      Inventory                                                    41,988          39,556
      Prepaid expenses                                            406,564         341,717
                                                              -----------     -----------
             Total current assets                              14,319,721      17,689,216
                                                              -----------     -----------

Property and equipment, at cost                                 6,771,262       6,434,017
      Less accumulated depreciation and amortization            5,686,820       5,434,285
                                                              -----------     -----------
             Net property and equipment                         1,084,442         999,732
                                                              -----------     -----------

Capitalized software costs, net                                 4,408,245       4,421,806
Goodwill, net                                                     904,789         932,333
Other assets                                                       98,820         110,102
                                                              -----------     -----------
                                                              $20,816,017     $24,153,189
                                                              ===========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
      Accounts payable                                        $   398,983     $   690,138
      Accrued compensation and benefits                         1,086,300       1,745,908
      Other accrued liabilities                                   674,296         695,387
      Purchase consideration payable                                   --       2,600,000
      Customer deposits                                           525,680         374,151
      Deferred software support fees                            4,050,148       3,434,092
                                                              -----------     -----------
             Total current liabilities                          6,735,407       9,539,676
                                                              -----------     -----------

NONCURRENT LIABILITIES                                             22,483          14,864

SHAREHOLDERS' EQUITY:
      Common stock                                                 51,218          53,506
      Additional paid-in capital                                9,197,971      10,442,835
      Retained earnings                                         4,808,938       4,102,308
                                                              -----------     -----------
             Total shareholders' equity                        14,058,127      14,598,649
                                                              -----------     -----------
                                                              $20,816,017     $24,153,189
                                                              ===========     ===========

See accompanying notes to condensed financial statements.

                         INTERLINQ SOFTWARE CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                            THREE MONTHS ENDED
                                              SEPTEMBER 30,
                                        -------------------------
                                           1998           1997
                                        ----------     ----------
NET REVENUES:
      Software license fees             $3,347,105     $1,546,160
      Software support fees              1,981,275      1,693,586
      Other                                479,687        402,094
                                        ----------     ----------
           Total net revenues            5,808,067      3,641,840
                                        ----------     ----------

COST OF REVENUES:
      Software license fees                539,834        416,875
      Software support fees                638,812        522,587
      Other                                262,252        243,570
                                        ----------     ----------
           Total cost of revenues        1,440,898      1,183,032
                                        ----------     ----------
           Gross profit                  4,367,169      2,458,808
                                        ----------     ----------

OPERATING EXPENSES:
      Product development                  839,039        323,464
      Sales and marketing                1,448,622      1,201,060
      General and administrative         1,155,191        768,958
                                        ----------     ----------
           Total operating expenses      3,442,852      2,293,482
                                        ----------     ----------
           Operating income                924,317        165,326

Net interest and other income              154,507        191,771
                                        ----------     ----------
      Income before income taxes         1,078,824        357,097
Income tax expense                         372,194        147,883
                                        ==========     ==========
      Net income                        $  706,630     $  209,214
                                        ==========     ==========


Net income per share - basic            $      .13     $      .04
Net income per share - diluted          $      .13     $      .04

Shares used to calculate net income
      per share - basic                  5,309,918      5,389,826
Shares used to calculate net income
      per share - diluted                5,564,657      5,494,728



See accompanying notes to condensed financial statements.

                         INTERLINQ SOFTWARE CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                         THREE MONTHS ENDED
                                                                             SEPTEMBER 30,
                                                                     ----------------------------
                                                                         1998             1997
                                                                     -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                       $   706,630      $   209,214
        Adjustments to reconcile net income to net cash
            provided by operating activities:
               Depreciation and amortization                             324,785          268,273
               Amortization of capitalized software costs                503,195          355,604
               Change in operating assets and liabilities:
                   Accounts receivable                                    86,675          151,824
                   Inventory and prepaid expenses                        (67,279)         (50,595)
                   Other assets                                           11,282           11,029
                   Accounts payable                                     (220,832)         (60,978)
                   Accrued compensation and benefits, other
                       accrued liabilities and deferred rent            (680,699)        (203,855)
                   Customer deposits                                     151,529           78,135
                   Deferred software support fees                        578,969          145,765
                                                                     -----------      -----------
                       Net cash provided by operating activities       1,394,255          904,416
                                                                     -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                                 (337,245)        (172,340)
    Capitalized software costs                                          (489,634)        (336,942)
    Proceeds from sales and maturities of short-term
        investments                                                    1,192,056           51,176
    Cash paid for acquisition                                         (2,670,323)              --

                                                                     -----------      -----------
                       Net cash used in investing activities          (2,305,146)        (458,106)
                                                                     -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common stock                                 5,598            2,269
    Repurchase of common stock                                        (1,252,750)        (633,312)
                                                                     -----------      -----------
                       Net cash used in financing activities          (1,247,152)        (631,043)
                                                                     -----------      -----------
                       Net decrease in cash and cash equivalents      (2,158,043)        (184,733)
    Cash and cash equivalents at beginning of period                   7,233,826        7,793,761
                                                                     ===========      ===========
    Cash and cash equivalents at end of period                       $ 5,075,783      $ 7,609,028
                                                                     ===========      ===========




See accompanying notes to condensed financial statements.

                         INTERLINQ SOFTWARE CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 1998, are not necessarily indicative of the results for the year ending June 30, 1999. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998.

2.     Earnings per share

The Company calculates earnings per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share. SFAS No. 128 requires the presentation of basic earnings per share, and for companies with complex financial structures, diluted earnings per share. Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period.

The following table reconciles the shares used in calculating basic earnings per share to the shares used in calculating diluted earnings per share:

                                             THREE MONTHS ENDED
                                                 SEPTEMBER 30,
                                           -----------------------
                                              1998          1997
                                           ---------     ---------
Weighted average common shares             5,309,918     5,389,826
Dilutive effect of outstanding options       254,739       104,902
                                           ---------     ---------
Weighted average common and
      common equivalent shares             5,564,657     5,494,728
                                           =========     =========


3.     Revenue recognition

On July 1, 1998, the Company adopted the provisions of Statement of Position 97-2, Software Revenue Recognition ("SOP 97-2"), which provides specific industry guidance and stipulates that revenue recognized from software arrangements is to be allocated to each element of the arrangement based on the relative fair values of the elements, such as software products, upgrades, enhancements, post contract customer support, consulting and implementation services, or training. Under SOP 97-2, the determination of fair value is based on objective evidence that is specific to the vendor. If such evidence of fair value for each element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value does exist or until all elements of the arrangement are delivered. The adoption of SOP 97-2 did not have a material effect on revenue recognition for the quarter ended September 30, 1998.

4. Acquisition

On June 30, 1998, the Company acquired Logical Software Solutions Corporation ("LSS"). LSS is an enterprise application integration developer and service provider. The purchase price consisted of 233,334 shares of common stock valued at $1,416,338, $3,600,000 in cash, and $378,930 in direct acquisition costs. The 233,334 shares of common stock issued in the acquisition were placed in escrow and will vest with time over a six-year period (subject to certain accelerated vesting provisions).

The acquisition was accounted for using the purchase method of accounting. Accordingly, the results of operations of the acquired business and the fair market values of the acquired assets and assumed liabilities were included in the Company's financial statements as of the date of acquisition. The purchase price was allocated to the acquired assets and assumed liabilities based on fair values.

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

The following table presents pro forma results of operations as if the acquisition had occurred at the beginning of the quarter ended September 30, 1997, excluding all nonrecurring acquisition-related charges. The table includes the impact of certain adjustments such as goodwill amortization and related tax effects. The pro forma information is not necessarily indicative of the combined results that would have occurred had the acquisition been in effect for the entire period presented, nor is it necessarily indicative of results that may occur in the future.

                                                               Quarter Ended
                                                             September 30,1997
                                                             -----------------
           Total net revenues                                $       3,999,729
           Net income                                                  165,724
           Net income per share - basic and diluted                        .03

5.     New Accounting Standards

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and disclosure of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS No. 130, which is effective for fiscal years beginning after December 15, 1997, requires reclassification of financial statements for earlier periods to be provided for comparative purposes. The Company currently has no accumulated other components of comprehensive income and has not determined the manner in which it will present the information required by SFAS No. 130 in its annual financial statements for the year ending June 30, 1999.

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

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



GENERAL

MORTGAGE TECHNOLOGY: Prior to the mid-1980s, mortgage loans in the United States were originated in a manual and paper-intensive process. Beginning in the mid-1980s and running through the mid-1990s, the mortgage lending industry implemented its first wave of automation with PC-based software solutions for mortgage originations. During this period of time, the Company experienced rapid revenue and customer growth by providing its MortgageWare(R) Loan Management System - designed as a robust, full-featured and cost-effective PC-based software solution for mortgage originations. This first wave of automation accelerated and amplified beginning in 1992 as mortgage interest rates reached historically low levels and mortgage refinance volumes soared. In early 1994, the Federal Reserve raised interest rates, which immediately caused mortgage refinance volumes to decline substantially. As a result, lenders found themselves with excess labor and mortgage processing capacity, and consequently, the Company believes that the industry was focused more on staff reduction and cost-cutting, than on adding new automated loan management systems.

      From 1996 through 1998, mortgage-lending rates have reflected a lending environment that has experienced a high degree of volatility. In spite of this volatility, the overall lending conditions have been considered favorable for the borrower compared to most historical measures. The Company believes that this overall favorable lending environment for mortgage-lending activity is being driven by an increase in financing of home sales and refinancing of existing mortgages. During the latter half of fiscal year 1997, the Company observed a shift in the mortgage origination business, which it attributes to excess production capacity coupled with a reduced profit margin. Currently, it appears that most of this excess production capacity has been fulfilled, yet profit margins in mortgage loan origination continue to be low.

       During the quarter ended September 30, 1998, the Company experienced increased software license fees due to demand for the MortgageWare Enterprise product suite and the continuing favorable lending environment. The Company believes that due to extreme competition in the mortgage lending industry and the related lower profit margins, its customers will continue to shift their long-term purchasing decisions from solutions that solely increase production capacity to solutions that will help to reduce unit costs and, consequently, increase profit margins. During fiscal years 1996 and 1997, the Company sought to diversify its product offerings by developing an integrated "enterprise" solution for the mortgage lending industry. The Company believes that this broader enterprise solution has contributed to the increases in software license revenues over the last few quarters, and will allow the Company to respond advantageously to the recent changes in the mortgage lending industry. This broader product offering is designed to reduce the cost of originating, processing, and servicing a mortgage, rather than just increasing production capacity.

ENTERPRISE TECHNOLOGY: Pursuant to a purchase and sale agreement dated June 30, 1998, the

Company acquired substantially all of the assets and business of Logical Software Solutions Corporation ("LSS"), in a transaction accounted for using the purchase method of accounting. This acquisition included the LSS technology and specifically FlowMan(R) version 3.2. The operations of the acquired company are included in the Company's financial statements beginning on June 30, 1998. As a result of this acquisition, the Company formed two operating divisions - the Mortgage Technology Division ("MTD") and the Enterprise Technology Division ("ETD").

    The Company has developed a two-prong strategy to leverage the technology that was obtained in the LSS acquisition. In the first prong, the Company intends to integrate the FlowMan technology with the Company's MortgageWare Enterprise product suite. This is expected to further broaden the capabilities and the appeal of the Mortgage Technology Division's product offerings and strengthen the commitment of the Company to enterprise solutions. In the second prong, the Company has entered the enterprise application integration ("EAI") market by marketing FlowMan on a stand-alone basis, primarily through OEMs, system integrators, and third-party application developers. The Company believes that the product can be successfully marketed as an application package in other vertical markets and as a tool kit for use by other application providers. The Company believes that the EAI market is in its early stages of development and will grow significantly over the next few years. This two-prong strategy is expected to provide growth and diversification for the Company, while allowing it to continue to expand and excel in its core market of mortgage technology.

NET REVENUES

Three months ended September 30,
(In thousands)             1998       1997      Change
                          ------     ------     ------
Software license fees     $3,347     $1,546        116%

Software support fees      1,981      1,694         17%

Other                        480        402         19%
                          ------     ------     ------
Total net revenues        $5,808     $3,642         59%
                          ------     ------     ------

Net revenues consist of software license fees, software support fees and other revenues (which include training, consulting fees, document fees, and other miscellaneous sales), net of discounts and sales returns.

     Software license fees increased by 116% for the quarter ended September 30, 1998, compared to the quarter ended September 30, 1997. This increase was due primarily to demand from new and existing customers for the Company's MortgageWare Enterprise product suite resulting in a combination of a net increase in sales of MortgageWare TC/MortgageWare Loan Management System (as lenders added production capacity), an increase in sales of MortgageWare Loan Servicing and to a lesser extent, increased sales of the Company's other products.

     Software support fees increased by 17% for the quarter ended September 30, 1998, compared to the quarter ended September 30, 1997. This period-to-period increase was due primarily to higher software sales volume and a relatively low customer attrition rate. Due in part to changes, from time to time, in government regulations relating to documentation required for residential mortgage lending, the vast majority of the Company's customers purchase annual software support agreements. Because software support fees are recognized ratably over the term of the annual support agreement (while software license fees are recognized on product shipment), the percentage increase in software support fees compared to software license fees is not directly proportional. The Company believes software support fees are likely to continue to increase at a modest rate for the rest of fiscal year 1999.

     Other revenues increased by 19% for the quarter ended September 30, 1998, compared to the quarter ended September 30, 1997. This increase was due primarily to an increase in demand for the Company's training services partially offset by a decrease in consulting services. The Company expects its other revenues to increase during fiscal year 1999 compared to fiscal year 1998, due to the related increase in software license fee revenue as well as increased demand for consulting services associated with implementation of MortgageWare Loan Servicing and FlowMan.

     The Company anticipates an increasing contribution to software license fees, and related increases to software support fees and other revenues, from MortgageWare Loan Servicing, MortgageWare InfoLINQ, MortgageWare MarketLINQ and FlowMan. As discussed above, the Company believes the overall-lending environment to be favorable as of September 30, 1998, despite experiencing a high degree of volatility. Nonetheless, there can be no assurance that mortgage-lending rates will not increase or continue to experience a high amount of volatility. Such increases or continued volatility could have a material adverse effect on the Company's business, financial condition and results of operations. Even if lending rates stabilize, if homeowners and potential homeowners perceive such rates as too high, decisions that would otherwise result in mortgage lending transactions may be delayed. Such delays may have an adverse effect on the Company's customers, which could result in an adverse effect on the Company and its results of operations. In addition, the Company believes that while the U.S. economy has been generally strong in fiscal year 1998, changes in economic conditions could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company has just entered the relatively new EAI market, which is subject to constant change, and intense competition. In addition, many of the Company's competitors in this market have longer operating histories, greater name recognition, and significantly greater financial, technical and marketing resources than the Company. There is no assurance that the Company's products will be accepted by the market or that the Company will be competitive within the market, which would have a material adverse effect on the Company's business, financial condition and results of operations.

COST OF REVENUES

Three months ended September 30,
(In thousands)                  1998        1997      Change
                               ------      ------      ------
Software license fees          $  540      $  417          29%

Percentage of software
  license fees                     16%         27%
                               ------      ------      ------

Software support fees          $  639      $  523          22%

Percentage of software
   support fees                    32%         31%
                               ------      ------

Other                          $  262      $  244           7%
Percentage of other                55%         61%
                               ------      ------      ------
Total cost of revenues         $1,441      $1,183          22%

Percentage of net revenues         25%         32%
                               ------      ------

Cost of software license fees primarily consists of the amortization of capitalized software development costs and, to a lesser extent, the purchase and duplication of disks and product documentation. As a percentage of software license fees, cost of software license fees decreased to 16% for the quarter ended September 30, 1998, compared to 27% for the quarter ended September 30, 1997. This decrease was primarily due to software license fees increasing at a substantially higher rate than the cost of software license fees that contain the relatively fixed component of amortization of capitalized software development costs. Amortization of capitalized software development costs increased to $503,000 in the quarter ended September 30, 1998, compared to $356,000 for the same quarter in the previous year. The Company expects the dollar amount of its amortization of capitalized software development costs to increase for the remainder of fiscal year 1999.

     Cost of software support fees includes salaries and other costs related to providing telephone support, and the purchase, duplication and shipping of disks associated with software updates. As a percentage of software support fees, cost of software support fees increased to 32% for the quarter ended September 30, 1998, compared to 31% for the quarter ended September 30, 1997. This increase was primarily due to increased payroll costs for the customer support group. The Company expects the dollar cost of software support fees to increase due to the increased staffing that will be required to support a higher installed base of the Company's products and in order to support the FlowMan product. The Company also expects that these factors will lead to a modest increase in the ratio of the cost of software support fees to software support fees.

     Cost of other revenue includes the salaries and reimbursable expenses for the employees who provide training and consulting services, the purchase and duplication of disks associated with custom documents, and the net cost of the Company's annual MortgageWare software users' group meeting. As a percentage of other revenue, cost of other revenue decreased to 55% for the quarter ended September 30, 1998, compared to 61% for the quarter ended September 30, 1997. This decrease was primarily due to a change in the mix of other revenues and the associated costs.

OPERATING EXPENSES

Three months ended September 30,
(In thousands)                  1998        1997       Change
                               ------      ------      ------
Product development            $  839      $  323         160%

Percentage of net revenues         14%          9%
                               ------      ------      ------

Sales & marketing              $1,449      $1,201          21%

Percentage of net revenues         25%         33%
                               ------      ------      ------

General & administrative       $1,155      $  769          50%

Percentage of net revenues         20%         21%
                               ------      ------      ------

Product development expenses include salaries for software developers and analysts, facility costs and expenses associated with computer equipment used in software development, net of costs capitalized. As a percentage of net revenues, product development expenses increased to 14% for the quarter ended September 30, 1998 compared to 9% for the quarter ended September 30, 1997. Approximately 57% of the increase in product development expenses of $516,000 was due to increased costs associated with FlowMan development efforts, while the remainder of the increase resulted from increased headcount, salaries and bonuses related to the

Company's other product development efforts (due in part to the tight market for technical skills) . These increases were offset somewhat by an increase in the amount of capitalized software development costs. The Company capitalized $490,000 and $337,000 of development expenditures for the quarters ended September 30, 1998, and 1997, respectively. As a result of development expenses associated with FlowMan 4.0, the integration of FlowMan with the Company's existing products, as well as normal enhancements to existing products, the Company expects overall development spending to continue to increase during the 1999 fiscal year. No development costs related to FlowMan
4.0 will be capitalized until the product reaches technological feasibility; the Company therefore expects the amount of software development costs that are capitalized to increase slightly or remain flat until that time.

     Sales and marketing expenses consist primarily of salaries, sales commissions, travel and facility costs for the Company's sales and marketing personnel, and, to a lesser extent, advertising, trade shows and other promotional activities. As a percentage of net revenues, sales and marketing expenses decreased to 25% for the quarter ended September 30, 1998, compared to 33% for the quarter ended September 30, 1997. This percentage change was primarily due to revenues increasing at a faster rate than sales and marketing expenses. The increase in sales and marketing expenses was $248,000, which was due primarily to increased commissions, salaries, and bonuses related to the increase in sales volume and to a lesser extent for the sales and marketing efforts of FlowMan. Such increases were offset slightly by reduced advertising and promotional activity expenses. The Company expects sales and marketing expenses to continue to increase on a dollar basis but to remain relatively consistent on a percentage of revenue basis for the rest of fiscal year 1999, since many sales and marketing expenses fluctuate with revenue.

     General and administrative expenses include costs associated with finance, accounting, purchasing, order fulfillment, administration and facilities. As a percentage of net revenues, general and administrative expenses decreased to 20% for the quarter ended September 30, 1998, compared to 21% for the quarter ended September 30, 1997. This was due primarily to net revenues increasing at a higher rate than general and administrative expenses. The increase in general and administrative expenses was $386,000 which was due primarily to increases in headcount, salaries and bonuses of the Company's general and administrative department, increased bad debt provisions associated with a significantly higher sales volume, and other additional infrastructure expenses. As a percentage of net revenues, the Company expects general and administrative expenses to remain relatively consistent for the remainder of fiscal year 1999.

NET INTEREST AND OTHER INCOME

Three months ended September 30,
(In thousands)                 1998      1997      Change
                               ----      ----      ----
Net interest and other
    income                     $155      $192       (19%)
Percentage of net revenues        3%        5%
                               ----      ----      ----

Interest income was $157,000 and $198,000 for the quarters ended September 30, 1998, and 1997, respectively. The decrease in interest income was due primarily to the reduction in cash and investments resulting from the cash outlay made by the Company for the purchase of Logical Software Solutions Corporation, offset slightly by cash generated during the quarter by operations.

     As of September 30, 1998, the Company had no interest-bearing debt outstanding, and anticipates no new debt financing in the foreseeable future. Accordingly, the Company expects net interest and other income for the foreseeable future to reflect net interest income.

INCOME TAXES

Three months ended September 30,
(In thousands)         1998      1997      Change
                       ----      ----       ---
Income taxes           $372      $148       151%
                       ----      ----       ---

Effective tax rate       34%       41%
                       ----      ----       ---

    Income taxes include federal and state income taxes currently payable and deferred taxes arising from temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

    The effective tax rate was lower during the quarter ended September 30, 1998, compared to the quarter ended September 30, 1997, due primarily to the reversal of a portion of the deferred tax asset and the related valuation allowance for the write off of in-process research and development, arising from the acquisition of LSS. The Company expects this deferred tax asset and the related valuation allowance to reverse gradually over time as the write off becomes deductible for tax purposes (over fifteen years as allowed by current IRS regulations).

LIQUIDITY AND CAPITAL RESOURCES

     Working capital, which consists principally of cash, cash equivalents and short-term investments was $7,584,000 as of September 30, 1998, compared to $8,150,000 at June 30, 1998. Cash and cash equivalents decreased by $2,158,000 for the quarter ended September 30, 1998. Additions to cash and cash equivalents included $1,394,000 provided by operations and $1,192,000 from sales of and maturities in short-term investments. Principal uses of cash and cash equivalents included $2,670,000 for the acquisition of LSS, $1,253,000 for the repurchase of common stock, $490,000 of capitalized software costs, and the purchase of $337,000 of property and equipment.

     The Company expects to spend approximately $1,300,000 for capital expenditures during the fiscal year ending June 30, 1999. The Company's current facility lease expires in November, 1998, and the Company has negotiated a seven-year lease for a new facility. Net occupancy costs are not expected to increase significantly as a result of this move; however, the Company is committed to spending approximately $500,000 on tenant improvement costs related to this move. In addition, the Company purchased approximately $220,000 of fixed assets for use in the new facility during the quarter ended June 30, 1998.

     Long-term cash requirements, other than normal operating expenses, are anticipated for development of new software products and enhancement of existing products (including FlowMan version 4.0); financing anticipated growth; the possible acquisition of other software products, technologies and businesses; and the possible repurchase of the Company's common stock. The Company believes that its existing cash, cash equivalents, short-term investments, and cash generated by operations will be sufficient to satisfy its currently anticipated cash requirements for fiscal year 1999.

YEAR 2000

     The Year 2000 problem arose because many existing computer programs use only the last two digits to refer to a year. Therefore, these computer programs do not properly recognize a year that begins with "20" instead of the familiar "19." If not corrected, many computer applications could fail or create erroneous results.

     The Company has initiated efforts to mitigate the impact of the Year 2000 problem on three levels: (i) the products that the Company uses internally to conduct its business, (ii) the products that it sells, and (iii) the Year 2000 readiness of the Company's vendors.

     (i)  Internal Products

     The Company has taken an inventory of all software and hardware systems used internally to conduct its ongoing business. These systems include client/server systems, LAN systems, PC systems and related software, security systems and voice mail systems. The Company has been notified by its vendors that certain of these systems are currently Year 2000-ready, while other systems are scheduled for purchase or update during the 1999 fiscal year. The Company has not performed significant testing to confirm Year 2000 readiness on any of these systems, but intends to do so during the 1999 fiscal year. Based on the inventory of these internal systems, the Company does not believe the cost of addressing Year 2000 readiness will be material. The Company believes that significant record-keeping and operational deficiencies could occur should the Company's internal products not be made Year 2000-ready, which could have material adverse effects on the Company's business, financial condition and results of operations. The Company has no contingency plans in place should this occur.

     (ii) The Company's Products

     The products that the Company sells in the operation of its business have reached varying degrees of Year 2000 readiness. All of the products have been evaluated for the Year 2000 problem and significant steps have been taken to make the products Year 2000-ready. The following products have been made Year 2000-ready and have been subjected to testing for the Year 2000 problem:
MortgageWare Loan Servicing, MortgageWare Loan Management System, MortgageWare TC, MortgageWare Entre and MortgageWare MarketLINQ. In addition to internal testing, the Company has published recommendations to its customers with regards to the testing that they should be performing in-house to ensure Year 2000 readiness. The following products have been made Year 2000-ready and are currently being tested for the Year 2000 problem: MortgageWare InfoLINQ, MortgageWare InvestorLINQ, BuilderBlock$TM and FlowMan version 3.2. After subjecting these products to testing, the Company intends to publish recommendations to its customers on in-house testing that they should be performing to ensure Year 2000 readiness. The following products have not been made Year 2000-ready: MortgageBase and Secondary Marketing for DOS. The Company has announced discontinuation of these products and is not currently selling them. Customers who use these products can (at their own discretion) upgrade to current products sold by the Company that are Year 2000-ready.

     The Company believes that all of the products it currently sells will be Year 2000-ready by the end of the 1999 fiscal year and that no material costs will remain at that time. However, there can be no assurances that the Company's products do not contain undetected errors relating to the Year 2000 problem that may result in material additional cost or liabilities of unknown magnitude, which could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company believes that the purchasing patterns of customers and potential customers may be affected by the Year 2000 problem in a variety of ways. Some customers may defer purchasing the Company's products because they will be diverting resources to address their own Year 2000 problems. In contrast, other customers may accelerate their decisions to purchase the Company's products to replace non-Year 2000-ready applications. The Company believes that it is not possible to predict the overall impact of these decisions. The Company has no contingency plan should the Company be unable to make all of its products Year 2000-ready.

     (iii) The Company's Vendors

     The Company has identified third-party vendors upon which it places significant reliance and plans to ascertain their readiness for the Year 2000 problem during the 1999 fiscal year. Although, the Company believes it is prudent to assess its vendors' Year-2000 readiness, it is unable to accurately predict the impact to the Company if certain vendors are not Year 2000-ready. Significant disruption in the businesses of the Company's customers and third-party vendors may have material adverse effects on the Company's business, financial condition and results of operations.

FORWARD-LOOKING STATEMENTS

     The matters described herein contain forward-looking statements which involve known and unknown risks, uncertainties and other factors that may cause actual results, performance, or achievements of the Company or industry trends to differ materially from those expressed or implied by such forward looking statements. When used in this discussion, the words "believes", "anticipates", and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. The discussion and analysis herein should be read in conjunction with the Risk Factors and other information contained in the Company's Annual Report of Form 10-K for the year ended June 30, 1998, and "Certain Additional Factors Affecting Future Results" below.

CERTAIN ADDITIONAL FACTORS AFFECTING FUTURE RESULTS

      There is no assurance that the Company will be successful in attracting new customers in the mortgage technology market, or that its existing customers will continue to purchase its products and support services. In addition, there is no assurance that the Company's new mortgage technology products and services will be released in a timely fashion and that, if and when released, new products or services or its efforts to integrate the FlowMan product, into its existing mortgage software products will be well received by its target market or that others will not successfully develop competing products and services. Each of these events could have a material adverse effect upon the Company's revenues, financial condition, and results of operations.

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

     Expansion of the Company's operations in the EAI software market will require significant additional expenses and capital and could strain the Company's management, financial and operational resources. There can be no assurance that the Company's experience and leadership in the mortgage-related software market will benefit the Company as it enters new markets, and gross margins attributable to new business areas may be lower than those associated with the Company's existing business activities. Nor can there be assurance that the Company will be able to expand its operations in a cost-effective or timely manner. Furthermore, any new business launched by the Company that is not favorably received by consumers could damage the Company's reputation or the INTERLINQ brand. The lack of market acceptance of such efforts or the Company's inability to generate satisfactory revenues from such expanded services or products to offset their cost could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

     The Company is unable to accurately estimate unit sales of its products and the volume of annual support contracts that its customers will purchase due in general to the nature of the software markets, and specifically to the cyclical and volatile nature of the residential mortgage lending market, and the development stage of the EAI market. In early 1994, the residential mortgage lending market experienced a reduction in mortgage refinance volumes due to a rise in interest rates. The Company experienced a significant decrease in net revenues, operating income and net income during the fourth quarter of fiscal 1994, which continued through most of fiscal year 1995. During the quarter ended September 30, 1998, and in fiscal years 1998 and 1997, in part due to the increase in mortgage lending and refinance volumes, the Company has seen increases in revenues, operating income and net income.

NEW ACCOUNTING STANDARDS

      On July 1, 1998, the Company adopted the provisions of Statement of Position 97-2, Software Revenue Recognition ("SOP 97-2"), which provides specific industry guidance and stipulates that revenue recognized from software arrangements is to be allocated to each element of the arrangement based on the relative fair values of the elements, such as software products, upgrades, enhancements, post contract customer support, consulting and implementation services, or training. Under SOP 97-2, the determination of fair value is based on objective evidence that is specific to the vendor. If such evidence of fair value for each element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value does exist or until all elements of the arrangement are delivered. The adoption of SOP 97-2 did not have a material effect on revenue recognition for the quarter ended September 30, 1998.

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and disclosure of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS No. 130, which is effective for fiscal years beginning after December 15, 1997, requires reclassification of financial statements for earlier periods to be provided for comparative purposes. The Company currently has no other components of comprehensive income and has not determined the manner in which it will present the information required by SFAS No. 130 in its annual financial statements for the year ending June 30, 1999.

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

                     None

      ITEM 5.   OTHER INFORMATION

                     None

      ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

                     (A)   EXHIBITS

                          27 Financial Data Schedule

                     (B)   REPORTS ON FORM 8-K

                           None

SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATED:  November 12, 1998



                            INTERLINQ SOFTWARE CORPORATION
                            (Registrant)



                            /s/ Stephen A. Yount
                            ---------------------
                            Stephen A. Yount
                            Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

                                  Exhibit Index

EXHIBIT
NUMBER             TITLE
---------      -----------------------
27             FINANCIAL DATA SCHEDULE
