Form 10-Q
period 1998-12-31
INTERLINQ SOFTWARE CORP
filed 1999-02-12
CIK 802242

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

(Mark One)

   X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the period ended DECEMBER 31, 1998

                                       OR
   __ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

                             11980 N.E. 24TH STREET
                               BELLEVUE, WA 98005
                    (Address of principal executive offices)

                                 (425) 827-1112
              (Registrant's telephone number, including area code)

                               11255 KIRKLAND WAY
                               KIRKLAND, WA 98033
                 (Former address, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.

              Yes X                     No __


As of January 21, 1999, there were 5,128,662 shares of the Registrant's Common Stock outstanding.

PART I.   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                         INTERLINQ SOFTWARE CORPORATION
                            CONDENSED BALANCE SHEETS

                                                           DECEMBER 31,         JUNE 30,
                                                              1998                1998
                                                           -----------        -----------
                                                           (UNAUDITED)
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                             $ 2,707,270        $ 7,233,826
     Short-term investments                                  6,703,116          6,673,923
     Accounts receivable, net                                3,797,274          3,400,194
     Inventory                                                  40,611             39,556
     Prepaid expenses                                          729,001            341,717
                                                           -----------        -----------
            Total current assets                            13,977,272         17,689,216
                                                           -----------        -----------

Property and equipment, at cost                              7,817,547          6,434,017
     Less accumulated depreciation and amortization          5,907,257          5,434,285
                                                           -----------        -----------
            Net property and equipment                       1,910,290            999,732
                                                           -----------        -----------

Capitalized software costs, net                              4,434,224          4,421,806
Goodwill and other intangible assets, net                      831,562            932,333
Other assets                                                   115,992            110,102
                                                           -----------        -----------
                                                           $21,269,340        $24,153,189
                                                           ===========        ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                      $   846,424        $   690,138
     Accrued compensation and benefits                       1,051,682          1,745,908
     Other accrued liabilities                                 227,581            695,387
     Purchase consideration payable                                 --          2,600,000
     Customer deposits                                         534,342            374,151
     Deferred software support fees                          4,205,486          3,434,092
                                                           -----------        -----------
            Total current liabilities                        6,865,515          9,539,676
                                                           -----------        -----------

NONCURRENT LIABILITIES                                          26,436             14,864

SHAREHOLDERS' EQUITY:
     Common stock                                               51,262             53,506
     Additional paid-in capital                              9,211,669         10,442,835
     Retained earnings                                       5,114,458          4,102,308
                                                           -----------        -----------
            Total shareholders' equity                      14,377,389         14,598,649
                                                           -----------        -----------
                                                           $21,269,340        $24,153,189
                                                           ===========        ===========



See accompanying notes to condensed financial statements.

                         INTERLINQ SOFTWARE CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                 THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                    DECEMBER 31,                           DECEMBER 31,
                                               1998              1997               1998               1997
                                           -----------        -----------        -----------        -----------
NET REVENUES:
     Software license fees                 $ 3,158,612        $ 2,153,376        $ 6,505,717        $ 3,699,535
     Software support fees                   2,086,439          1,734,390          4,067,714          3,427,976
     Other                                     559,935            480,829          1,039,622            882,923
                                           -----------        -----------        -----------        -----------
         Total net revenues                  5,804,986          4,368,595         11,613,053          8,010,434
                                           -----------        -----------        -----------        -----------

COST OF REVENUES:
     Software license fees                     611,290            398,336          1,151,124            815,211
     Software support fees                     631,035            604,531          1,269,847          1,127,118
     Other                                     280,353            207,877            542,605            451,446
                                           -----------        -----------        -----------        -----------
         Total cost of revenues              1,522,678          1,210,744          2,963,576          2,393,775
                                           -----------        -----------        -----------        -----------
         Gross profit                        4,282,308          3,157,851          8,649,477          5,616,659
                                           -----------        -----------        -----------        -----------

OPERATING EXPENSES:
     Product development                       909,247            450,741          1,748,286            774,205
     Sales and marketing                     1,420,183          1,377,091          2,868,805          2,578,151
     General and administrative              1,623,183            947,786          2,778,374          1,716,744
                                           -----------        -----------        -----------        -----------
         Total operating expenses            3,952,613          2,775,618          7,395,465          5,069,100
                                           -----------        -----------        -----------        -----------
         Operating income                      329,695            382,233          1,254,012            547,559
Net interest and other income                  136,746            183,716            291,253            375,487
                                           -----------        -----------        -----------        -----------
         Income before income taxes            466,441            565,949          1,545,265            923,046
Income tax expense                             160,921            209,401            533,115            357,284
                                           -----------        -----------        -----------        -----------
         Net income                        $   305,520        $   356,548        $ 1,012,150        $   565,762
                                           ===========        ===========        ===========        ===========


Net income per share - basic               $       .06        $       .07        $       .19        $       .11
Net income per share - diluted             $       .06        $       .07        $       .18        $       .11

Shares used to calculate
     net income per share - basic            5,124,097          5,225,237          5,217,008          5,215,224

Share used to calculate
     net income per share - diluted          5,431,071          5,345,289          5,497,773          5,328,099

See accompanying notes to condensed financial statements.

                         INTERLINQ SOFTWARE CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                         SIX MONTHS ENDED
                                                                            DECEMBER 31,
                                                                       1998                1997
                                                                   -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                     $ 1,012,150         $   565,762
       Adjustments to reconcile net income to net cash
          provided by operating activities:
             Depreciation and amortization                             618,448             572,033
             Amortization of capitalized software costs              1,032,920             724,933
             Change in operating assets and liabilities:
                Accounts receivable                                   (397,080)           (754,447)
                Inventory and prepaid expenses                        (388,339)            (64,464)
                Other assets                                            (5,890)             15,696
                Accounts payable                                       268,666             (37,574)
                Accrued compensation and benefits,
                   and other accrued liabilities                    (1,162,032)            (70,220)
                Customer deposits                                      160,191              23,703
                Deferred software support fees                         738,261             170,296
                                                                   -----------         -----------
                   Net cash provided by operating
                     activities                                      1,877,295           1,145,718
                                                                   -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                             (1,383,530)           (223,856)
    Capitalized software costs                                      (1,045,338)           (752,786)
    Proceeds from sales and maturities of short-term
       investments                                                     (29,193)          2,819,471
    Cash paid for acquisition                                       (2,712,380)                 --
                                                                   -----------         -----------
                   Net cash (used in) provided by investing
                     activities                                     (5,170,441)          1,842,829
                                                                   -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common stock                              19,340               8,488
    Repurchase of common stock                                      (1,252,750)         (1,311,687)
                                                                   -----------         -----------
                   Net cash used in financing activities            (1,233,410)         (1,303,199)
                                                                   -----------         -----------
                   Net (decrease) increase in cash and cash
                          equivalents                               (4,526,556)          1,685,348
    Cash and cash equivalents at beginning of period                 7,233,826           7,793,761
                                                                   ===========         ===========
    Cash and cash equivalents at end of period                     $ 2,707,270         $ 9,479,109
                                                                   ===========         ===========



See accompanying notes to condensed financial statements.

                         INTERLINQ SOFTWARE CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998
                                   (UNAUDITED)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended December 31, 1998, are not necessarily indicative of the results for the year ending June 30, 1999. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998.

2. EARNINGS PER SHARE

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period.

The following table reconciles the shares used in calculating basic earnings per share to the shares used in calculating diluted earnings per share:


                                                 THREE MONTHS ENDED                SIX MONTHS ENDED
                                                     DECEMBER 31,                     DECEMBER 31,
                                                1998             1997             1998             1997
                                              ---------        ---------        ---------        ---------
Weighted average common shares                5,124,097        5,225,237        5,217,008        5,215,224
Dilutive effect of outstanding options          306,974          120,052          280,765          112,875
                                              ---------        ---------        ---------        ---------
Weighted average common and
       Common equivalent shares               5,431,071        5,345,289        5,497,773        5,328,099
                                              =========        =========        =========        =========


Certain options outstanding at the end of each period presented were excluded from the computation of earnings per share because their inclusion would be anti-dilutive as follows:

                                                   THREE MONTHS ENDED             SIX MONTHS ENDED
                                                      DECEMBER 31,                  DECEMBER 31,
                                                  1998           1997          1998              1997
                                                  -----         -------       ------           --------
Options excluded from computation                 4,933          225,165       28,312           230,732
Weighted-average exercise price                  $ 7.55         $   5.83      $  7.08          $   5.83

3. REVENUE RECOGNITION

On July 1, 1998, the Company adopted the provisions of Statement of Position 97-2, Software Revenue Recognition ("SOP 97-2"), which provides specific industry guidance and stipulates that revenue recognized from software arrangements is to be allocated to each element of the arrangement based on the relative fair values of the elements, such as software products, upgrades, enhancements, post contract customer support, consulting and implementation services, or training. Under SOP 97-2, the determination of fair value is based on objective evidence that is specific to the vendor. If such evidence of fair value for each element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value does exist or until all elements of the arrangement are delivered. The adoption of SOP 97-2 did not have a material effect on the Company's revenue recognition.

4. ACQUISITION

On June 30, 1998, the Company acquired substantially all of the assets and business of Logical Software Solutions Corporation ("LSS"). LSS is an enterprise application integration developer and service provider. The purchase price consisted of 233,334 shares of common stock valued at approximately $1,400,000, cash in the amount of $3,600,000, and $379,000 in direct acquisition costs. The 233,334 shares of common stock issued in the acquisition were placed in escrow and will vest with time over a six-year period. Vesting of the shares will be accelerated if annual performance goals to be determined by mutual agreement among the Company and the former LSS shareholders are met. If all performance goals are met, the shares will fully vest in three years. The specific performance goals have not yet been determined.

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

In December 1998, the Company responded to an SEC request for supplemental information related primarily to the accounting treatment of the in-process research and development ("IPR&D") charge taken by the Company in connection with the LSS acquisition. The Company is not able at this time to predict the amount of the charge that will be allowed by the SEC or the effect of any required restatement on the Company's financial statements.

The following table presents pro forma results of operations as if the acquisition had occurred on July 1, 1997, excluding all nonrecurring acquisition-related charges. The table includes the impact of certain adjustments such as goodwill amortization and related tax effects. The pro forma information is not necessarily indicative of the combined results that would have occurred had the acquisition been in effect for the entire period presented, nor is it necessarily indicative of results that may occur in the future.

                                              Quarter Ended        Six Months Ended
                                            December 31, 1997      December 31, 1997
                                            -----------------      -----------------
Total net revenues                              $4,504,000             $8,504,000
Net income                                         210,000                376,000
Net income per share - basic and diluted               .04                    .07

5. NEW ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and disclosure of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS No. 130, which is effective for fiscal years beginning after December 15, 1997, requires reclassification of financial statements for earlier periods to be provided for comparative purposes. The Company currently has no components of accumulated other comprehensive income and has not determined the manner in which it will present the information required by SFAS No. 130 in its annual financial statements for the year ending June 30, 1999.

In June 1997, the FASB issued SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information ("SFAS No. 131"). SFAS No. 131 establishes standards for the way public business enterprises report information about operating segments. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. In the initial year of application, comparative information for earlier years must be restated. The Company has not determined the manner in which it will present the information required by SFAS No. 131 in its annual financial statements for the year ending June 30, 1999.

On December 22, 1998, the AICPA Accounting Standards Executive Committee issued Statement of Position (SOP) 98-9. SOP 98-9 amends paragraphs 11 and 12 of SOP 97-2 to require recognition of revenue using the "residual method" when (1) there is vendor-specific objective evidence of the fair values of all undelivered elements in a multiple-element arrangement that is not accounted for using long-term contract accounting, (2) vendor-specific objective evidence of fair value does not exist for one or more of the delivered elements in the arrangement, and (3) all revenue-recognition criteria in SOP 97-2 other than the requirement for vendor-specific objective evidence of the fair value of each delivered element of the arrangement are satisfied. Under the residual method, the arrangement fee is recognized as follows: (1) the total fair value of the undelivered elements, as indicated by vendor-specific object evidence, is deferred and subsequently recognized in accordance with the relevant sections of SOP 97-2 and (2) the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. The "residual method" established by SOP 98-9 is effective for fiscal years beginning after March 15, 1999. The Company believes that the adoption of SOP 98-9 will not have a material effect on the Company's revenue recognition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that have been made under the provisions of the Private Securities Litigation Reform Act of 1995. Such forward looking statements are based on current expectations, estimates and projections about the Company's industry, management's beliefs and certain assumptions made by management. When used throughout this discussion, words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates" and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. The Company's actual actions or results may differ materially from those discussed in the forward-looking statements. Factors which could affect the Company's financial results and cause such results to differ materially from quarter to quarter include, but are not limited to, fluctuations in quarterly performance and in interest rates, competition, timing and customer acceptance of new products, the Company's ability to manage growth and integrate acquired technology, changes in governmental regulations and tax laws, and general economic conditions and concerns raised by the Year 2000 computer problem. Additional information regarding these and other risks and uncertainties is described in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998, and in other reports filed by the Company from time to time with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

OVERVIEW

INTERLINQ Software Corporation, established in 1982, is a leading provider of technology that helps organizations effectively manage complex, information-intensive business transactions.

On June 30, 1998, the Company acquired substantially all of the assets and business of Logical Software Solutions Corporation ("LSS"). This acquisition included the LSS technology and specifically FlowMan(R) version 3.2. As a result of the acquisition, the Company formed two operating divisions - the Mortgage Technology Division and the Enterprise Technology Division. The operations of the acquired company are included in the Company's financial statements beginning on June 30, 1998.

The Mortgage Technology Division provides business solutions to approximately 2,000 banks, savings institutions, mortgage banks, mortgage brokers and credit unions. The Enterprise Technology Division provides process-centered, enterprise application integration ("EAI") solutions through third-party application developers, OEMs and system integrators.

MORTGAGE TECHNOLOGY DIVISION: Through its Mortgage Technology Division, the Company works closely with clients to provide comprehensive software applications and business solutions for the residential mortgage and construction lending industry, offering a suite of products, MortgageWare(R) Enterprise, that manages the entire life cycle of a mortgage loan.

Prior to the mid-1980s, mortgage loans in the United States were originated in a manual and paper-intensive process. Beginning in the mid-1980s and running through the mid-1990s, the mortgage lending industry implemented its first wave of automation with PC-based software solutions for mortgage originations. During this period, the Company experienced rapid revenue and customer growth by providing its MortgageWare Loan Management System designed as a robust, full-featured and cost-effective PC-based software solution for mortgage originations.

This first wave of automation accelerated and amplified beginning in 1992, as mortgage interest rates reached historically low levels and mortgage refinance volumes soared. In early 1994, the Federal Reserve raised interest rates, which immediately caused mortgage refinance volumes to decline substantially. As a result, lenders found themselves with excess labor and mortgage processing capacity. Consequently, the Company believes, the industry was focused more on staff reduction and cost-cutting than on adding new automated loan management systems.

From 1996 through 1998, mortgage-lending rates have reflected a lending environment that has experienced a high degree of volatility. In spite of this volatility, overall lending conditions have been considered favorable for the borrower compared to most historical measures. The Company believes that this overall favorable lending environment for mortgage-lending activity is driving an increase in financing of home sales and refinancing of existing mortgages. During the latter half of fiscal year 1997, the Company observed a shift in the mortgage origination business, which it attributes to excess production capacity coupled with a reduced profit margin. Currently, most of this excess production capacity appears to have been fulfilled, yet profit margins in mortgage loan origination continue to be low.

During the quarter ended December 31, 1998, the Company saw an increase in software license fees, compared to the same quarter in the prior year, due to demand for the MortgageWare Enterprise product suite and the continuing favorable lending environment. The Company believes that due to intense competition in the mortgage lending industry and the related lower profit margins, its customers will continue to shift their long-term purchasing decisions from solutions that solely increase production capacity to solutions that will help to reduce unit costs and, consequently, increase profit margins. Accordingly, during fiscal years 1996 and 1997, the Company sought to diversify its product offerings by developing an integrated "enterprise" solution for the mortgage lending industry. The Company believes that this broader enterprise solution has contributed to the increases in software license revenues over the last few quarters, and will allow the Company to respond advantageously to the recent changes in the mortgage lending industry. This broader product offering is designed to reduce the cost of originating, processing, and servicing a mortgage, rather than just increasing production capacity.

ENTERPRISE TECHNOLOGY DIVISION: Through its Enterprise Technology Division, the Company intends to enter the EAI market by marketing

FlowMan, a software product that integrates disparate systems and applications to facilitate ongoing process knowledge management by applying its business process and rules technology across an entire enterprise. FlowMan is designed to coordinate the execution and timing of all tasks, events and decisions for key business processes across legacy systems, enterprise applications, client-server systems and Internet technologies.

Upon acquisition of LSS, the Company developed a two-prong strategy to leverage the FlowMan technology. This two-prong strategy is expected to provide growth and diversification for the Company, while allowing it to continue to expand and excel in its core market of mortgage technology.

In the first prong, the Company is in the process of integrating the FlowMan technology with the Company's MortgageWare Enterprise product suite. This is expected to further broaden the capabilities and the appeal of the Mortgage Technology Division's product offerings and strengthen the commitment of the Company to enterprise solutions. In the second prong, the Company has entered the EAI market by marketing FlowMan on a stand-alone basis, primarily through OEMs, system integrators, and third-party application developers. The Company believes that the product can be successfully marketed as an application package in other vertical markets and as a tool kit for use by other application providers. The Company views the EAI market as being in its early stages of development and expects this market to grow over the next few years.

CERTAIN DEVELOPMENTS: In December 1998, the Company responded to an SEC request for supplemental information and amendments to the "Management's Discussion and Analysis" contained in its Annual Report on Form 10-K for the fiscal year ended June 30, 1998, its Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, and its Current Report on Form 8-K and 8-K/A dated June 30, 1998. The SEC's request related primarily to the accounting treatment of the in-process research and development ("IPR&D") charge taken by the Company in connection with the LSS acquisition. On January 20, 1999, the Company received further comments from the SEC and a request for additional information. It is unclear when this matter will be resolved. In light of the SEC's recent actions regarding IPR&D charges taken by other companies pursuant to mergers and acquisitions, the Company believes it likely that it will be required to restate its financial statements filed after the LSS acquisition. The Company is not able at this time to predict the amount of the charge that will be allowed by the SEC or the effect of the restatement on the Company's financial statements.

On December 29, 1998, the Company entered into an agreement with Terlin, Inc., an affiliate of W.R. Hambrecht + Co., LLC ("WRH") relating to a leveraged recapitalization of the Company. Under the agreement, the Company will merge with Terlin, Inc. If approved by shareholders, the merger may result in the Company ceasing to be publicly traded. In the merger, each of approximately 2,150,000 shares of Terlin Inc. will convert into one share of the Company's common stock. In addition, 1,250,000 shares of the Company's common stock will remain outstanding and all other outstanding shares will be converted into the right to receive cash in the amount of $9.25 per share. Each shareholder will be given the opportunity to elect as to all or a part of his or her shares, to retain such shares. To the extent that the shareholders elect to retain more or less than 1,250,000 shares, the shareholders will receive additional shares or cash on a pro rata basis. Additionally, a reverse stock split may take place following the merger to reduce the number of shareholders to less than 300 to facilitate taking the Company private.

NET REVENUES
Three months ended December 31,
(In thousands)                          1998             1997            Change
-------------------------------------------------------------------------------
Software license fees                  $3,159           $2,153               47%

Software support fees                   2,086            1,734               20%

Other                                     560              481               16%
-------------------------------------------------------------------------------
Total net revenues                     $5,805           $4,368               33%
-------------------------------------------------------------------------------

Net revenues consist of software license fees, software support fees and other revenues (which include training, consulting fees, document fees, and other miscellaneous sales), net of discounts and sales returns.

Software license fees were $3,159,000 for the quarter ended December 31, 1998, an increase of 47% from $2,153,000 in the comparable quarter of the prior year. Software license fees were $6,506,000 for the six months ended December 31, 1998, an increase of 76% from $3,700,000 in the comparable period of the prior year. These increases were due primarily to demand from new and existing customers for the Company's MortgageWare Enterprise product suite, resulting in a combination of a net increase in sales of MortgageWare TC/MortgageWare Loan Management System (as lenders added production capacity), an increase in sales of MortgageWare Loan Servicing and to a lesser extent, increased sales of the Company's other products.

Software support fees were $2,086,000 for the quarter ended December 31, 1998, an increase of 20% from $1,734,000 in the comparable quarter of the prior year. Software support fees were $4,068,000 for the six months ended December 31, 1998, an increase of 19% from $3,428,000 in the comparable period of the prior year. These period-to-period increases were due primarily to higher software sales volume and a relatively low customer attrition rate. Due in part to changes, from time to time, in government regulations relating to documentation required for residential mortgage lending, the vast majority of the Company's customers purchase annual software support agreements. Because software support fees are recognized ratably over the term of the annual support agreement (while software license fees are recognized on product shipment), the percentage increase in software support fees compared to software license fees is not directly proportional. The Company believes software support fees are likely to continue to increase at a modest rate for the rest of fiscal year 1999.

Other revenues were $560,000 for the quarter ended December 31, 1998, an increase of 16% from $481,000 in the comparable quarter of the prior year. Other revenues were $1,040,000 for the six months ended December 31, 1998, an increase of 18% from $883,000 in the comparable period of the prior year. These increases were due primarily to an increase in demand for the Company's training services and VMP referral fees earned by the Company on documents sales, partially offset by a decrease in consulting services. The Company expects its other revenues to continue to increase during the remainder of fiscal year 1999, compared to fiscal year 1998, due to the related increase in software license fee revenue as well as increased demand for consulting services associated with implementation of MortgageWare Loan Servicing.

The Company anticipates an increasing contribution to software license fees, and related increases to software support fees and other revenues, from MortgageWare Loan Servicing, MortgageWare InfoLINQ, MortgageWare MarketLINQ, MortgageWare InvestorLINQ and FlowMan for the remainder of fiscal 1999. As discussed above, the Company believes the overall lending environment to be favorable as of December 31, 1998. Nonetheless, there can be no assurance that mortgage-lending rates will not increase or continue to experience a high amount of volatility. Such increases or continued volatility could have a material adverse effect on the Company's business, financial condition and results of operations. Even if lending rates stabilize, if homeowners and potential homeowners perceive such rates as too high, mortgage lending transactions may be delayed. Such delays may have an adverse effect on the Company's customers, which could result in an adverse effect on the Company and its results of operations.

The Company has just entered the relatively new EAI market, which is subject to constant change and intense competition. In addition, many of the Company's competitors in this market have longer operating histories, greater name recognition, and significantly greater financial, technical and marketing resources than the Company. There is no assurance that the Company's products will be accepted by the market or that the Company will be competitive within the market, which would have a material adverse effect on the Company's business, financial condition and results of operations.

COST OF REVENUES
Three months ended December 31,
(In thousands)                            1998            1997            Change
--------------------------------------------------------------------------------
Software license fees                    $  611          $  398              54%

Percentage of software
  license fees                               19%             18%
--------------------------------------------------------------------------------
Software support fees                    $  631          $  605               4%

Percentage of software
   support fees                              30%             35%
--------------------------------------------------------------------------------
Other                                    $  280          $  208              35%
Percentage of other                          50%             43%
--------------------------------------------------------------------------------
Total cost of revenues                   $1,522          $1,211              26%

Percentage of net revenues                   26%             28%
--------------------------------------------------------------------------------

Cost of software license fees primarily consists of the amortization of capitalized software development costs and, to a lesser extent, the purchase and duplication of disks and product documentation. As a percentage of software license fees, cost of software license fees increased to 19% for the quarter ended December 31, 1998, from 18% in the comparable quarter of the prior year. As a percentage of software license fees, cost of software license fees decreased to 18% for the six months ended December 31, 1998, from 22% in the comparable period of the prior year. The increase for the quarter is due primarily to a change in the product mix and lower gross margins on certain interface products. The decrease for the six-month period is due primarily to software license fees increasing at a substantially higher rate than the cost of software license fees that contain the relatively fixed component of amortization of capitalized software development costs.

Amortization of capitalized software development costs increased to $530,000 for the quarter ended December 31, 1998, compared to $369,000 in the comparable quarter of the prior year, and increased to $1,033,000 for the six-month period ended December 31, 1998, compared to $725,000 in the comparable period of the prior year. The Company expects the dollar amount of its amortization of capitalized software development costs to increase for the remainder of fiscal year 1999.

Cost of software support fees includes salaries and other costs related to providing telephone support, and the purchase, duplication and shipping of disks associated with software updates. As a percentage of software support fees, cost of software support fees decreased to 30% for the quarter ended December 31, 1998, from 35% in the comparable quarter of the prior year. As a percentage of software support fees, cost of software support fees decreased to 31% for the six-month period ended December 31, 1998, from 33% in the comparable period of the prior year. These decreases were primarily due to software support fee revenue increasing at a rate higher than the cost of software support fees. Payroll costs have increased since the prior year as the customer support group has grown; however, these increases have been offset by decreases in the supplies expense associated with delivering software updates. The Company expects the dollar cost of software support fees to continue to increase due to the increased staffing that will be required to support a higher installed base of the Company's products and in order to support the FlowMan product. The Company expects that these factors will not lead to a significant increase in the ratio of the cost of software support fees to software support fees.

Cost of other revenue includes the salaries and reimbursable expenses for the employees who provide training and consulting services and the net cost of the Company's annual MortgageWare software users' group meeting. As a percentage of other revenue, cost of other revenue increased to 50% for the quarter ended December 31, 1998, from 43% in the comparable quarter of the prior year. As a percentage of other revenue, cost of other revenue remained relatively consistent increasing to 52% for the six-month period ended December 31, 1998, from 51% in the comparable period of the prior year. These increases were primarily due to a change in the product mix of other revenues and the associated costs. The Company expects the margins earned on other revenues to continue to vary with changes in the product mix.

OPERATING EXPENSES
Three months ended December 31,
(In thousands)                            1998            1997             Change
-------------------------------------------------------------------------------
Product development                      $  909          $  451             102%

Percentage of net revenues                   16%             10%
-------------------------------------------------------------------------------
Sales & marketing                        $1,420          $1,377               3%

Percentage of net revenues                   24%             32%
-------------------------------------------------------------------------------
General & administrative                 $1,623          $  948              71%

Percentage of net revenues                   28%             22%
-------------------------------------------------------------------------------

Product development expenses include salaries for software developers and analysts, facility costs and expenses associated with computer equipment used in software development, net of costs capitalized. As a percentage of net revenues, product development expenses increased to 16% for the quarter ended December 31, 1998 from

10% in the comparable quarter of the prior year. As a percentage of net revenues, product development expenses increased to 15% for the six-month period ended December 31, 1998, from 10% in the comparable period of the prior year. These increases were due primarily to the Company's efforts introduced in the current fiscal year to develop FlowMan version 4.0 and to operate the related remote development office. These efforts resulted in additional product development expenses of approximately $369,000 for the quarter ended
December 31, 1998, and $662,000 for the six-month period ended
December 31, 1998. The remainder of the increase resulted from increased headcount, salaries and bonuses related to the Company's other product development efforts (due in part to the tight market for technical skills). These increases were offset somewhat by an increase in the amount of capitalized software development costs. The Company capitalized $556,000 and $416,000 of development expenditures for the quarters ended December 31, 1998, and 1997, respectively. The Company capitalized $1,045,000 and $753,000 of development expenditures for the six months ended December 31, 1998, and 1997, respectively. As a result of development expenses associated with FlowMan 4.0, the integration of FlowMan with the Company's existing products, as well as normal enhancements to existing products, the Company expects overall development spending to continue to increase somewhat during the remainder of the 1999 fiscal year. No development costs related to FlowMan 4.0 will be capitalized until the product reaches technological feasibility; therefore the Company expects that the amount of capitalized software development costs that are carried on its balance sheet will only increase slightly or remain flat until that time.

Sales and marketing expenses consist primarily of salaries, sales commissions, travel and facility costs for the Company's sales and marketing personnel, and, to a lesser extent, advertising, trade shows and other promotional activities. As a percentage of net revenues, sales and marketing expenses decreased to 24% for the quarter ended December 31, 1998, from 32% in the comparable quarter of the prior year. As a percentage of net revenues, sales and marketing expenses decreased to 25% for the six months ended December 31, 1998, from 32% in the comparable period of the prior year. These decreases were primarily due to revenues increasing at a faster rate than sales and marketing expenses. On a dollar basis, sales and marketing expenses increased 3% to $1,420,000 for the quarter ended December 31, 1998, from $1,377,000 in the comparable quarter of the prior year. Sales and marketing expenses increased 11% to $2,869,000 for the six-month period ended December 31, 1998, from $2,578,000 in the comparable period of the prior year. At the same time, total net revenues increased by 33% and 45% for the quarter and the six-month period ended December 31, 1998, respectively (as discussed above). The Company expects sales and marketing expenses to continue to increase on a dollar basis but to remain relatively consistent on a percentage of revenue basis for the rest of fiscal year 1999, since many sales and marketing expenses fluctuate with revenue.

General and administrative expenses include costs associated with finance, accounting, purchasing, order fulfillment, administration and facilities. As a percentage of net revenues, general and administrative expenses increased to 28% for the quarter ended December 31, 1998, from 22% in the comparable quarter of the prior year. As a percentage of net revenues, general and administrative expenses increased to 24% for the six-month period ended December 31, 1998, from 21% in the comparable period of the prior year. On a dollar basis, general and administrative expenses increased 71% to $1,623,000 for the quarter ended December 31, 1998, from $948,000 in the comparable quarter of the prior year, and increased 62% to $2,778,000 for the six months ended December 31, 1998, from $1,717,000 in the comparable period of the prior year. These increases were due primarily to approximately $360,000 of expenses incurred by the Company for the potential leveraged recapitalization transaction (as discussed above), including investment banking fees, legal and accounting fees. To a lesser extent, general and administrative expenses increased during these periods due to increased payroll for the department and non-recurring costs associated with the relocation of the Company's headquarters during the quarter ended
December 31, 1998. The Company expects general and administrative expenses to continue to increase on a dollar basis as additional expenses are expected related to the leveraged recapitalization. The Company expects this to translate into a modest increase in general and administrative expenses as a percentage of net revenues.

NET INTEREST AND OTHER INCOME
Three months ended December 31,
(In thousands)                              1998           1997           Change
--------------------------------------------------------------------------------
Net interest and other
    income                                  $137           $184            (26%)

Percentage of net revenues                     2%             4%
--------------------------------------------------------------------------------

Net interest and other income which consists primarily of interest income, decreased 26% to $137,000 for the quarter ended December 31, 1998, from $184,000 in the comparable quarter of the prior year. Net interest and other income decreased 22% to $291,000 for the six-month period ended December 31, 1998, from $375,000 in the comparable period of the prior year. These decreases were due primarily to the reduction in cash and investments resulting from the purchase of LSS, significant purchases of property, equipment and leasehold improvements, the repurchase of the Company's common stock and cash deposits made for federal income tax. These uses of cash were offset somewhat by the cash generated by operations.

If the leveraged recapitalization with WRH, is approved by shareholders (as discussed above), the Company expects to incur net interest expense rather than net interest income due to the use of cash and the related debt that would be incurred.

INCOME TAXES
Three months ended December 31,
 (In thousands)                           1998            1997            Change
--------------------------------------------------------------------------------
Income taxes                              $161            $209             (23%)

Effective tax rate                          34%             37%
--------------------------------------------------------------------------------

Income taxes include federal and state income taxes currently payable and deferred taxes arising from temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

The effective tax rate decreased to 34% for the quarter ended December 31, 1998, from 37% in the comparable quarter of the prior year. The effective tax rate decreased to 34% for the six-month period ended December 31, 1998, from 39% in the comparable period of the prior year. These decreases were due primarily to the reversal of a portion of the deferred tax asset and the related valuation allowance for the write off of in-process research and development arising from the acquisition of LSS. The Company expects this deferred tax asset and the related valuation allowance to reverse gradually over time, as the write off becomes deductible for tax purposes (over fifteen years as allowed by current IRS regulations).

LIQUIDITY AND CAPITAL RESOURCES

Working capital, which consists principally of cash, cash equivalents and short-term investments, was $7,112,000 as of December 31, 1998, compared to $8,150,000 at June 30, 1998. Cash and cash equivalents decreased by $4,527,000 for the six months ended December 31, 1998. Additions to cash and cash equivalents included $1,877,000 provided by operations. Principal uses of cash and cash equivalents included $2,712,000 for the acquisition of LSS, $1,253,000 for the repurchase of common stock, $1,045,000 of capitalized software costs, and $1,384,000 for the purchase of property and equipment.

The Company expects to spend approximately $200,000 for capital expenditures during the remainder of the fiscal year ending June 30, 1999. The Company's facility lease expired in November 1998, and the Company entered into a seven-year lease for a new facility. Net occupancy costs are not expected to increase significantly as a result of this move; however, during the six months ended December 31, 1998, the Company incurred approximately $815,000 of tenant improvement costs and fixed asset purchases related to this move.

Long-term cash requirements, other than normal operating expenses, are anticipated for development of new software products and enhancement of existing products (including FlowMan version 4.0); financing anticipated growth; the possible acquisition of other software products, technologies and businesses; and the possible repurchase of the Company's common stock.

As of December 31, 1998, the Company had no interest-bearing debt outstanding. If the shareholders approve the leveraged recapitalization of the Company, pursuant to the agreement between the Company and Terlin, Inc., (as discussed above) the Company expects such transaction to result in the origination of long-term financing. The terms of such financing are not known at this time. In addition, the transaction would result in a significant reduction of the cash and investment balances held by the Company since these resources would be partially used to finance the recapitalization. The remaining balance of cash and investments will depend on the timing of the transaction and the cash generated and/or used before the transaction closes. The Company believes the use of cash will be significant but does not know the exact amount at this time. If the transaction is not approved, the Company believes that no new debt financing would be required and that its existing cash, cash equivalents, short-term investments, and cash generated by operations will be sufficient to satisfy its other currently anticipated cash requirements for fiscal year 1999.

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

(i) Internal Products

The Company has taken an inventory of all software and hardware systems used internally to conduct its ongoing business. These systems include client/server systems, LAN systems, PC systems and related software, security systems and voice mail systems. The Company has been notified by its vendors that certain of these systems are currently Year 2000-ready, while other systems are scheduled for purchase or update during the 1999 fiscal year. The Company has performed limited testing to confirm Year 2000 readiness on certain of these systems, and intends to complete such testing by June 30, 1999. Based on the inventory of these internal systems, the Company does not believe the cost of completing Year 2000 readiness will be material. The Company believes that significant record-keeping and operational deficiencies could occur should the Company's internal products not be made Year 2000-ready, which could have material adverse effects on the Company's business, financial condition and results of operations. The Company has no contingency plans in place should this occur.

(ii) The Company's Products

A majority of the products that the Company sells in the operation of its business have been made Year 2000-ready. All of the products have been evaluated for the Year 2000 problem and significant steps have been taken to make each product Year 2000-ready. The following products have been made Year 2000-ready and have been subjected to testing for the Year 2000 problem: MortgageWare Loan Servicing, MortgageWare Loan Management System, MortgageWare TC, MortgageWare Entre, MortgageWare MarketLINQ, MortgageWare InvestorLINQ and BuilderBlock$TM. In addition to internal testing, the Company has published recommendations to its customers with regards to the testing that they should be performing in-house on these products to ensure Year 2000 readiness. The following products have been made Year 2000-ready and are currently being tested for the Year 2000 problem: MortgageWare InfoLINQ and FlowMan version 3.2. After subjecting these products to testing, the Company intends to publish recommendations to its customers on in-house testing that they should be performing on these products to ensure Year 2000 readiness.

The Company believes that all of its products will be Year 2000-ready by the end of the 1999 fiscal year and that no material costs will remain at that time. However, there can be no assurances that the Company's products do not contain undetected errors relating to the Year 2000 problem that may result in material additional cost or liabilities of unknown magnitude, which could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company believes that the purchasing patterns of customers and potential customers may be affected by the Year 2000 problem in a variety of ways. Some customers may defer purchasing the Company's products because they will be diverting resources to address their own Year 2000 problems. In contrast, other customers may accelerate their decisions to purchase the Company's products to replace non-Year 2000-ready applications. The Company has not been able to directly measure any impact of these decisions for the six months ended December 31, 1998, and believes that it is not possible to predict the overall impact of these decisions.

(iii) The Company's Vendors

The Company has identified third-party vendors upon which it places significant reliance and plans to ascertain their readiness for the Year 2000 problem during the 1999 fiscal year. Although, the Company believes it is prudent to assess its vendors' Year 2000 readiness, it is unable to accurately predict the impact to the Company if certain vendors are not Year 2000-ready. Significant disruption in the businesses of the Company's customers and third-party vendors may have material adverse effects on the Company's business, financial condition and results of operations.

CERTAIN ADDITIONAL FACTORS AFFECTING FUTURE RESULTS

If the proposed merger between the Company and Terlin Inc. is completed as planned, the Company will have substantially more indebtedness than it has had historically. Consequently, a portion of cash flow available from operations will be dedicated to the payment of principal and interest on indebtedness, thereby reducing the funds that would otherwise be available to the Company, including for research and development, acquisitions and future business opportunities. In addition, the Company's ability to obtain additional financing in the future may be limited. Furthermore, certain of the borrowings may be at variable rates of interest, which will cause the Company to be even more vulnerable to increases in interest rates and the higher degree of leverage will make the Company relatively more vulnerable to economic downturns and competitive pressures. Each of these factors could materially adversely affect the Company's operating results and financial condition.

If, on the other hand, the merger is abandoned, under certain circumstances and depending on the reasons for the termination, the Company may be obligated to either reimburse Terlin for all its reasonable out-of-pocket expenses and fees, pay Terlin $625,000 plus reimbursements for all its reasonable out-of-pocket expenses and fees, or pay Terlin $1,250,000 plus reimbursements for all its reasonable out-of-pocket expenses and fees. There is no assurance that the merger will be completed as planned, and any such termination payments could materially adversely affect the Company's operating results and financial condition.

The Company's business divisions face intense competition at many levels. The market for mortgage-related software products is highly competitive. Similarly, the EAI software market is intensely competitive and subject to rapid change. The Company believes that the main competitive factors in both markets include price, operating platform compatibility, ease of implementation and use, and customer support. Any change in such factors could materially adversely affect the Company's business, operating results and financial condition.

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

There is no assurance that the Company will be successful in attracting new customers in the EAI market, or that its existing customers will continue to purchase its products and support services. In addition, there is no assurance that FlowMan 4.0 will be released in a timely fashion or that, if and when released, it will be well received by its target market or that others will not successfully develop competing products and services. Nor is there any assurance that the Company will be successful in its efforts to develop the required new indirect sales channels, given its plans to market FlowMan through third party application developers, OEMs, and system integrators. Each of these events could have a material adverse effect upon the Company's revenues, financial condition, and results of operations.

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

The Company is unable to accurately estimate unit sales of its products and the volume of annual support contracts that its customers will purchase due in general to the nature of the software markets, and specifically to the cyclical and volatile nature of the residential mortgage lending market, and the development stage of the EAI market. Increases in interest rates, or changes in tax laws or other governmental regulations relating to the mortgage industry could have a material adverse effect on the Company's financial condition and results of operations.

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

On December 22, 1998, the AICPA Accounting Standards Executive Committee issued Statement of Position (SOP) 98-9. SOP 98-9 amends paragraphs 11 and 12 of SOP 97-2 to require recognition of revenue using the "residual method" when (1) there is vendor-specific objective evidence of the fair values of all undelivered elements in a multiple-element arrangement that is not accounted for using long-term contract accounting, (2) vendor-specific objective evidence of fair value does not exist for one or more of the delivered elements in the arrangement, and (3) all revenue-recognition criteria in SOP 97-2 other than the requirement for vendor-specific objective evidence of the fair value of each delivered element of the arrangement are satisfied. Under the residual method, the arrangement fee is recognized as follows: (1) the total fair value of the undelivered elements, as indicated by vendor-specific object evidence, is deferred and subsequently recognized in accordance with the relevant sections of SOP 97-2 and (2) the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. The "residual method" established by SOP 98-9 is effective for fiscal years beginning after March 15, 1999. The Company believes that the adoption of SOP 98-9 will not have a material effect on the Company's revenue recognition.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's exposure to market risk associated with activities in financial and commodity instruments, derivative or otherwise, is not material.

PART II.  OTHER INFORMATION



     ITEM 1.    LEGAL PROCEEDINGS

                  None.

     ITEM 2.    CHANGES IN SECURITIES

                  None.

     ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

                  None.

     ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  At the Company's Annual Meeting of Shareholders held on November 10, 1998:

                  The following nominees were elected to the Board of Directors:


                                                          Affirmative              Votes
                                                             Votes                Withheld
                                                            --------              -------
                  Robert W. O'Rear                          4,175,189             369,740
                  Robert J. Gallagher                       4,175,389             369,540


                  Directors Jiri M. Nechleba and Theodore M. Wight will continue their current term as directors.

                  A proposal to amend the Company's 1993 Stock Option Plan (the
                  Plan) to increase the number of shares of Common Stock to be granted under the plan was approved as follows:


                   Affirmative Votes      Votes Against         Abstentions           Non-Votes
                  -------------------    ----------------     ----------------     ----------------
                       3,742,158             781,215               21,156              577,248

     ITEM 5.    OTHER INFORMATION

                  None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


         (a) EXHIBITS

         27.1 Financial Data Schedule which is submitted electronically to the Securities and Exchange Commission for information purposes only and is not filed.

         (b) REPORTS ON FORM 8-K

         The Company filed a Current Report on Form 8-K dated December 15, 1998, announcing that it had received a non-binding proposal from W.R. Hambrecht + Co., LLC ("WRH") regarding a leveraged recapitalization of the Company.

         The Company filed a Current Report on Form 8-K dated December 29, 1998, announcing the Agreement and Plan of Merger, dated December 29, 1998, between the Company and Terlin, Inc., an affiliate of WRH relating to a leveraged recapitalization of the Company.

SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATED:  February 12, 1999



                                  INTERLINQ SOFTWARE CORPORATION
                                  (Registrant)



                                  /s/ Stephen A. Yount
                                  ---------------------------------------------
                                  Stephen A. Yount
                                  Executive Vice President and Chief Financial
                                  Officer
                                  (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX


                    EXHIBIT NUMBER            TITLE
                    --------------            -----
                        27.1           FINANCIAL DATA SCHEDULE