Form 10-K/A
period 1998-06-30
INTERLINQ SOFTWARE CORP
filed 1999-03-10
CIK 802242

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-K/A

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
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

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

================================================================================

RESTATEMENT OF FINANCIAL STATEMENTS AND CHANGES TO CERTAIN INFORMATION

    This Annual Report on Form 10-K/A amends and supersedes, to the extent set forth herein, the Registrant's Annual Report on Form 10-K for the year ended June 30, 1998, previously filed on September 28, 1998. The Registrant has restated certain of its historical fiscal year end audited financial statements to reflect a change in the method used to value in-process research and development that was recorded and written off in connection with the Registrant's acquisition of Logical Software Solutions Corporation on June 30, 1998. The Registrant has also restated the related tax impact of said acquisition.

    This Annual Report on Form 10-K/A amends Items 6, 7, 8, and 14 of the Company's Annual Report on Form 10-K previously filed for the year ended June 30, 1998. Except as otherwise noted, information contained in this Annual Report on Form 10-K/A is as of June 30, 1998.


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

    PC Platform

    The Company believes that reductions in the cost of and increases in the computing power of PCs make its systems increasingly affordable for all financial institutions. The Company's software runs on industry-standard PCs and networks, thereby providing power, flexibility, ease of use and distribution of workload at a price that the Company believes cannot be matched by minicomputer or mainframe solutions. It is the Company's belief that the underlying trend in computing price to performance will increasingly favor applications based upon the Windows/Intel environment on which the Company's products run.

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

The following table briefly describes INTERLINQ's MortgageWare Enterprise products:

 POINT-OF-SALE AND ORIGINATION
--------------------------------------------------------------------------------
Entre                  Loan officers prequalify applicants in the field through
                       the use of a Windows-based software that runs on a laptop
                       computer
Origination            Loan officers enter loan applications directly into a PC,
                       either in the office or in the field

MORTGAGE LOAN MANAGEMENT SYSTEM (LMS) AND MORTGAGEWARE TC
--------------------------------------------------------------------------------
Qualifying             Allows quick assessment of a potential borrower's ability
                       to qualify for a loan
Processing             Handles loan application data entry, document tracking
                       and database maintenance

Closing                Produces closing documents, including jurisdiction-
                       specific promissory notes and mortgages or deeds of trust
Settlement             Enables a lender or settlement agent to manage checking
                       accounts, print checks and report IRS data
Tracking               Produces management reports designed to meet each
                       customer's particular needs
MortgageWare for       Provides brokers with a scaled-down version of the
  Brokers              MortgageWare LMS designed to meet their specific needs
                       for product and pricing

SECONDARY MARKETING
--------------------------------------------------------------------------------
MarketLINQ             Serves as a central point of data entry and maintenance
                       for all mortgage loan programs and rates, providing automatic distribution enterprise-wide

LOAN SERVICING
--------------------------------------------------------------------------------
Loan Servicing         Provides lenders with a complete and cost-effective
                       Windows-based loan servicing solution
Servicing Gateway      A streamlined version of Loan Servicing designed for
                       lenders holding loans for sale

CONSTRUCTION LENDING
--------------------------------------------------------------------------------

BuilderBLOCK$          Provides ability to service and report essential
                       components of a construction loan

ANALYSIS AND COMMUNICATIONS
--------------------------------------------------------------------------------
InfoLINQ               Provides mortgage lenders with a complete intranet-based
                       environment in which to collect, extract, and distribute
                       business analysis
COMLINQ                Handles inter-branch electronic communications for
                       MortgageWare software
MortgageBase           Enables customers to access their MortgageWare database
                       from FoxPro, convert files into an xbase format and print
                       more sophisticated reports
Interfaces             Utilizing SmartLINQ technology, customers can interface
                       with other products and systems. Interfaces include
                       Fannie Mae's MortgageLINKS, Fannie Mae's Desk Top,
                       Freddie Mac Loan Underwriter and the M&I interface

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

    The Company examines new technologies and platforms on an ongoing basis to determine their potential benefits to customers. The Company currently develops products using Windows NT, Windows 95 and DOS operating systems, ODBC compliant database options (SQL Server(TM) and MS Access(TM)) Web browser-based interfaces and thin-client technology, and Visual C++ , ActiveX programming tools on a PC network. Currently, MortgageWare Loan Management System runs on Windows platforms and uses licensed technology to run on the

DOS operating system and on major PC networks. Other products, such as MortgageWare TC, MortgageWare Entre, MortgageWare Loan Servicing, MortgageWare MarketLINQ, Servicing Gateway and BuilderBLOCK$ all run under the Windows operating system.

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

    FlowMan has won numerous awards over the past several years, including:

    o   1998 AIIM Process Innovation Award
    o   1998 GIGA Silver Award
    o   1997 GIGA Gold Award
    o   1996 GIGA Merit Award
    o   1995 and 1996 CIPA Winning Solutions Provider

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

    Increased competition is likely to result in price reductions and reduced gross margins, which could materially adversely affect the Company's business, operating results and financial condition. Many of the Company's current and potential, competitors have significantly greater financial, technical, marketing and other resources than the Company; some offer complementary products not offered by the Company. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products than the Company can. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the

Company will not materially adversely affect its business, operating results and financial condition.

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

    Expansion of the Company's operations in the EAI software market will require significant additional expenses and captial and could strain the Company's management, financial and operational resources. Furthermore, there can be no assurance that the Company's experience and leadership in the mortgage-related software market will benefit the Company as it enters new markets, and gross margins attributable to new business areas may be lower than those associated with the Company's existing business activities. There can be no assurance that the Company will be able to expand its operations in a cost-effective or timely manner. Furthermore, any new business launched by the Company that is not favorably received by consumers could damage the Company's reputation or the INTERLINQ brand. The lack of market acceptance of such efforts or the Company's inability to generate satisfactory revenues from such expanded services or products to offset their cost could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

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

    EXECUTIVE OFFICERS OF THE REGISTRANT

    The executive officers of the Company, as of September 25, 1998, are as follows:

          NAME              AGE                           POSITION
-------------------- ------- ---------------------------------------------------------------

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

PATRICIA R. GRAHAM has been Executive Vice President-Mortgage Technology Division since July 1, 1998. Prior to her promotion, Ms. Graham was Vice President - Sales and Marketing since March 25, 1996. From 1990 to 1995, she served in various capacities with A.C. Nielsen Co., a subsidiary of Dun & Bradstreet, including executive vice president. From 1981 to 1990 she was employed by Information Resources, Inc. and departed holding the position of Senior Vice President. Ms. Graham holds a Masters degree in Political Science from Rutgers University.

ITEM 2. PROPERTIES

    The Company is currently subleasing and occupying approximately 46,000 square feet of office space in Kirkland, Washington. This sublease expires in November 1998 and does not contain a renewal option. The Company has entered into a seven-year agreement to lease approximately 35,000 square feet of office space in Bellevue, Washington. The Company believes that its new facilities will be adequate for its needs through the end of fiscal year 1999.

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


PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Common Stock has traded on the Nasdaq National Market under the symbol INLQ since April 27, 1993. The Company has 2,312 shareholders as of September 22, 1998, based on computations including participants in security positions listings, as defined by Rule 17Ab-8 of the Exchange Act. Presented below are quarterly closing stock price ranges as reported on Nasdaq National Market for the periods indicated.

                                                                   HIGH          LOW
                                                               ------------ ------------
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

Securities Act, and no offers to sell the securities were made by any form of general solicitation or general advertisement.


ITEM 6.  SELECTED FINANCIAL DATA



Years Ended June 30,                                      1998       1997       1996        1995        1994
--------------------------------------------------------------------------------------------------------------
(In thousands except per share data)                  (restated)
STATEMENTS OF OPERATIONS DATA:
    Net revenues:
        Software license fees                         $  9,647   $  7,055   $  6,232    $  4,314    $ 11,438
        Software support fees                            6,976      6,073      5,773       5,483       4,707
        Other                                            1,723      1,239      1,088       1,196       2,344
                                                    ----------------------------------------------------------
           Total net revenues                           18,346     14,367     13,093      10,993      18,489
                                                    ----------------------------------------------------------
    Cost of revenues:
        Software license fees                            1,778      1,500      1,653       1,424       1,244
        Software support fees                            2,445      1,856      1,678       1,788       2,062
        Other                                              859        683        589         642       1,014
                                                    ----------------------------------------------------------
           Total cost of revenues                        5,082      4,039      3,920       3,854       4,320
                                                    ----------------------------------------------------------
           Gross profit                                 13,264     10,328      9,173       7,139      14,169
                                                    ----------------------------------------------------------
    Operating expenses:
        Product development                              1,609      2,147      2,060       1,123         891
        Sales and marketing                              5,674      4,011      4,230       4,244       5,801
        General and administrative                       3,754      3,152      3,010       3,404       3,278
        Purchase of in-process R&D                       1,350         --         --          --          --
        Other general expenses - nonrecurring               --         --         --         952          --
                                                    ----------------------------------------------------------
           Total operating expenses                     12,387      9,310      9,300       9,723       9,970
                                                    ----------------------------------------------------------
           Operating income (loss)                         877      1,018       (127)     (2,584)      4,199
    Net interest and other income                          744        719        811         676         322
                                                    ----------------------------------------------------------
        Income (loss) before income taxes
           and cumulative effect
           of change in accounting principle             1,621      1,737        684      (1,908)      4,521
    Income taxes                                           616        627        251        (780)      1,532
                                                    ----------------------------------------------------------
        Income (loss) before cumulative effect
           of change in accounting principle             1,005      1,110        433      (1,128)      2,989
    Cumulative effect of change
        in accounting principle                             --         --         --          --        (109)
                                                    ----------------------------------------------------------
           Net income (loss)                          $  1,005   $  1,110   $    433    $ (1,128)   $  2,880
                                                    ==========================================================

PER SHARE DATA:
       Net income (loss) - basic                      $    .19   $    .19    $    .07    $  (.19)    $   .51
                                                    ----------------------------------------------------------
       Net income (loss) - diluted                    $    .19   $    .19    $    .07    $  (.19)    $   .45
                                                    ----------------------------------------------------------
       Shares used to calculate net income (loss) -      5,213      5,707       5,965      5,831       5,635
          basic
       Shares used to calculate net income (loss)
          diluted                                        5,376      5,842       6,171      5,831       6,471

BALANCE SHEET DATA:
    Cash, cash equivalents and investments            $ 13,908   $ 13,831    $ 14,218   $ 14,373    $ 14,585
    Working capital                                      8,525     11,623      12,823     13,638      13,753
    Total assets                                        26,770     21,067      22,321     21,609      23,838
    Total shareholders' equity                          17,155     16,050      17,771     17,338      18,703

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESTATEMENT

    Subsequent to the filing with the Securities and Exchange Commission of its Annual Report on Form 10-K for the year ended June 30, 1998, the Company's management, based on discussions with the Staff of the Commission, determined that issues existed regarding (a) the Company's accounting for its acquisition of Logical Software Solutions Corporation ("LSS") and specifically the methodology used to determine the charge for in-process research and development that the Company recorded on the date of acquisition, and (b) the Company's accounting for the valuation allowance placed on its deferred tax assets that resulted from the acquisition of LSS. The intangible assets of LSS included in-process technology, among other assets, which was related to research and development that had not reached technological feasibility and for which there was no alternative future use. Pursuant to applicable accounting pronouncements, the amount of the purchase price allocated to this technology was expensed. In previously issued financial statements, the Company recorded a write-off for in-process research and development of $3,615,304 for the fiscal year ended June 30, 1998. After discussions with the Staff of the Commission, the Company revised the methodology used to determine the amount of in-process research and development to conform to the Commission's recent stance on such valuations and has reduced the amount of the write-off to $1,349,616 with a corresponding increase to goodwill. The Company also recorded a valuation allowance of $1,103,913 on its deferred tax assets at June 30, 1998. As a result of the significant decrease in the amount of acquired in-process research and development, there was also a significant decrease in the corresponding deferred tax asset. Given this decrease, the Company concluded that a valuation allowance was no longer necessary. The Company's financial statements have been restated to reflect such adjustments as described below and in Note 1 of the Notes to Financial Statements. See also Note 3 - Acquisition and Note 5 - Income Taxes. The financial statements continue to reflect the operations of LSS beginning on June 30, 1998.

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


    ENTERPRISE TECHNOLOGY

    Pursuant to a purchase and sale agreement dated June 30, 1998, the Company acquired substantially all the assets and business of Logical Software Solutions Corporation ("LSS"), in a transaction accounted for using the purchase method of accounting. This acquisition included LSS's existing product, FlowMan(R) version 3.2, and LSS's product under development, FlowMan version 4.0. Since this transaction was consummated on the last day of the 1998 fiscal year and was accounted for using the purchase method of accounting, the operations of the acquired company are included beginning on June 30, 1998. As a result of the purchase, the Company recorded a charge of $1,349,616 for the purchase of in-process research and development. This acquisition resulted in the formation of two INTERLINQ divisions - the Mortgage Technology Division ("MTD") and the Enterprise Technology Division ("ETD").

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


NET REVENUES                                                                  23

===============================================================================================
(In thousands)                                 1998   Increase      1997   Increase      1996
-----------------------------------------------------------------------------------------------
Software license fees                       $ 9,647        37%   $ 7,055        13%   $ 6,232
Software support fees                         6,976        15%     6,073         5%     5,773

Other                                         1,723        39%     1,239        14%     1,088
                                          -----------------------------------------------------
Total net revenues                          $18,346        28%   $14,367        10%   $13,093
===============================================================================================

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

COST OF REVENUES

=============================================================================================
                                                                        Increase
(In thousands)                               1998    Increase    1997   (Decrease)    1996
---------------------------------------------------------------------------------------------
Software license fees                       $1,778        19%   $1,500        (9)%   $1,653
Percentage of software license fees             18%       --        21%       --         27%
---------------------------------------------------------------------------------------------

Software support fees                        2,445        32%    1,856        11%     1,678
Percentage of software support fees             35%       --        31%       --         29%
---------------------------------------------------------------------------------------------

Other                                          859        26%      683        16%       589
Percentage of other revenues                    50%       --        55%       --         54%
---------------------------------------------------------------------------------------------

Total cost of revenues                      $5,082        26%   $4,039         3%    $3,920
Percentage of total net revenues                28%       --        28%       --         30%
=============================================================================================

    Cost of software license fees consists primarily of the amortization of capitalized software development costs and, to a lesser extent, the purchase and duplication of disks and product documentation. As a percentage of software license fees, cost of software license fees decreased to 18% for fiscal year 1998 compared to 21% for fiscal year 1997 and decreased to 21% for fiscal year 1997 compared to 27% for fiscal year 1996. The decrease for fiscal year 1998 compared to fiscal year 1997 was due primarily to revenues increasing at a rate substantially faster than cost of software license fees. The decrease for fiscal year 1997 compared to fiscal year 1996 was primarily due to a combination of software license fees increasing and the cost of software license fees decreasing. The dollar amount of the cost of software license fees increased by 19% from $1.50 million in fiscal year 1997 to $1.78 million in fiscal year 1998. This dollar increase was primarily the result of higher amortization of capitalized software development costs for MortgageWare Loan Servicing and MortgageWare Entre, offset by a decrease in amortization for MortgageWare Loan Management System. The dollar amount of cost of software license fees decreased 9% to $1.50 million for fiscal year 1997, compared to $1.65 million for fiscal year 1996. This decrease was primarily due to a decrease in amortization of capitalized software development costs associated with the MortgageWare Loan Management System, that was partially offset by the introduction of amortization of capitalized software development costs for MortgageWare Loan Servicing released during the first quarter of fiscal year 1997. Amortization of capitalized software development costs was $1,560,000, $1,290,000 and $1,430,000 for fiscal years 1998, 1997 and 1996, respectively. The Company expects the dollar amount of its amortization of capitalized software development costs to continue to increase for fiscal year 1999 compared to fiscal year 1998 primarily due to the stage of development and the timing of release of several of the Company's products.

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

OPERATING EXPENSES


=============================================================================================
                                                      Increase            Increase
(In thousands)                               1998     (Decrease)  1997    (Decrease)   1996
---------------------------------------------------------------------------------------------
Product development                         $1,609       (25)%   $2,147         4%    $2,060
Percentage of net revenues                       9%       --         15%       --         16%
---------------------------------------------------------------------------------------------

Sales and marketing                          5,674        41%     4,011        (5)%    4,230
Percentage of net revenues                      31%       --         28%       --         32%
---------------------------------------------------------------------------------------------

General and administrative                   3,754        19%     3,152         5%     3,010
Percentage of net revenues                      20%       --         22%       --         23%
---------------------------------------------------------------------------------------------
Purchase of in-process R&D                   1,350        --         --        --         --
Percentage of net revenues                       7%       --         --        --         --
=============================================================================================


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

    Purchase of in-process R&D represents a one-time charge incurred by the Company upon the acquisition of LSS (as discussed above). This amount represents the estimated fair value of the purchased in-process R&D based upon risk adjusted estimated net cash flows related to the incomplete research and development projects. The Company believes that the technology obtained in this acquisition requires significant further development so that it may be successfully integrated with the existing MortgageWare products and so that it may successfully compete in the Enterprise Application Integration market. Therefore, $1,349,616 of the purchase price was recorded as in-process R&D and expensed on the date of acquisition as the in-process technology had not yet reached technological feasibility and had no alternative future uses. LSS's FlowMan 4.0 product was under development at the time of the acquisition. This project encompassed significantly enhancing and adding features and functionality to the existing FlowMan 3.2 product. The Company estimates that this product was 43% complete on the date of acquisition and the costs to complete the project are expected to be approximately $200,000 in fiscal 1999. The Company expects to complete the project and begin to generate revenues from sales of FlowMan 4.0 in the third quarter of fiscal 1999 and expects the version
4.0 technology to have a life of four years. The nature of the efforts required to develop the acquired in-process technology into a commercially viable product principally relates to the completion of all designing, coding, debugging, alpha and beta testing activities necessary to establish that the product can be produced to meet its design requirements, including functions, features and technical performance requirements. Though the Company currently expects that the acquired in process technology will be successfully developed, there can be no assurance that commercial or technical viability of the product will be achieved.

    The value assigned to purchased in-process R&D was determined by estimating the resulting net cash flows from the project and discounting the net cash flows to their present values. Net cash flow estimates included projected revenues associated with FlowMan 4.0, cost of goods sold and sales, marketing and general and administrative expenses and taxes forecasted based on the Company's estimates of market potential and the costs required to successfully develop and market the resulting product. In addition, net cash flow estimates were adjusted to allow for fair return on working capital and fixed assets, charges for technology leverage from the FlowMan 3.2 product and return on other intangibles. These projections represent the Company's best estimate of the amount and timing of net cash flows related to the FlowMan 4.0 project and are not intended to represent expected results as measured under generally accepted accounting principles.

    During a four year projection period (spanning five fiscal years), revenue attributable to FlowMan 4.0 was assumed to increase 287% in the second fiscal year (the first full year of product sales), 34% in the third fiscal year, remain flat in the fourth fiscal year and then decline 90% in the fifth fiscal year (a partial year). The projection period specifically assumes that the version 4.0 technology will reach maturity in the third fiscal year at which point the Company expects to release and begin to earn revenues on newer versions of the technology. The four-year projection period spans five of the Company's fiscal years beginning in fiscal year 1999, during which the Company projected annual revenues of $2.0 million, $7.7 million, $10.3 million, $10.3 million, and $1.0 million, respectively. These projections were based on growth rates expected to be achieved by marketing FlowMan 4.0 in the enterprise application integration market as well as integrating FlowMan 4.0 with the Company's mortgage technology products and marketing the integrated product to the Company's existing customer base.

    Under the cash flow model used to calculate the in-process R&D value, projected annual gross profit margins were projected at 78% in the first year, 77% in the second year and 76% for the remaining life of the technology. The gross profit projections assumed annual growth rates that approximate the growth of revenue.

    Operating expenses utilized in the projections were estimated based on the estimated resources required to develop the required sales and distribution channels, to provide administrative support for sales of the product and to provide an appropriate level of maintenance engineering. As a percentage of projected revenue, sales and marketing expenses over the five fiscal years included in the projections represented 39%, 26%, 21%, 18% and 18% of total revenues, respectively. As a percentage of projected revenue, general and administrative expenses over the five fiscal years included in the projections represented, 10%, 6%, 4%, 4% and 4% of total revenues, respectively. As a percentage of projected revenue, maintenance engineering expenses over the five fiscal years included in the projections represented 11%, 5%, 4%, 3% and 3% of total revenues, respectively.

    The projections also included contributory asset charges including those for capital assets, the FlowMan tradename, and the core technology. As a percentage of projected revenue, these contributory asset charges over the five fiscal years included in the projections represented 9%, 8%, 8%, 9% and 23% of total revenues, respectively. The large increase in the fifth fiscal year is due primarily to projected revenue decreasing substantially faster than the contributory asset charges.

      Incremental net operating income after charges for contributory assets was projected at $0.04 million in the first fiscal year (a partial year), $1.3 million in the second fiscal year, $2.2 million in the third fiscal year, $2.5 million in the fourth fiscal year and $.09 million in the fifth fiscal year (a partial year). Net operating income is projected to increase at a faster rate than revenues as the Company expects to spend a higher percentage of revenues on sales and marketing, and general and administrative costs in the first two projection periods than in the remaining projection periods.

    An after-tax discount rate of 33% was used to discount the net cash flows to their present value. This discount rate represents a premium to the Company's cost of capital and was determined based upon the Company's assessment of the risk in completing the project. The

Company has not had any debt financing for seven years, but believes its weighted-average cost of capital approximates the prime lending rate.

    If the project is not successfully developed, the Company may not realize the value assigned to the in-process R&D project. In addition, the value of other acquired intangible assets may also become impaired. No assurance can be given that actual revenues and operating profit attributable to the acquired in-process R&D will not deviate from the projections used to value such technology. Ongoing operations and financial results for acquired businesses and the Company are subject to a variety of factors which may or may not have been known or estimable at the time of such acquisition, and the estimates discussed above are subject to change.

NET INTEREST AND OTHER INCOME (EXPENSE)


=========================================================================================
(In thousands)                                 1998   Increase  1997  (Decrease)   1996
-----------------------------------------------------------------------------------------
Net interest and other income (expense)        $744       4%     $719     (11)%   $811
Percentage of net revenues                       4%      --        5%      --       6%
=========================================================================================


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

INCOME TAXES


=========================================================================================
(In thousands)                               1998     Decrease  1997   Increase    1996
-----------------------------------------------------------------------------------------
Income taxes                                 $616       (2)%    $627      151%    $251
Effective income tax rate                      38%      --        36%      --       37%
=========================================================================================


    The provision for income taxes includes federal and state income taxes currently payable, and deferred taxes arising from temporary differences in determining income for financial statement and tax purposes. The effective tax rate has been relatively consistent over the past three fiscal years.

LIQUIDITY AND CAPITAL RESOURCES

    Working capital, which consists principally of cash, cash equivalents and short-term investments, was $8,525,000 as of June 30, 1998, compared to $11,623,000 at June 30, 1997. Cash and cash equivalents decreased by $560,000 for fiscal year 1998. Cash and cash equivalents provided by operating activities was $5,092,000 in fiscal year 1998. Principal uses of cash and cash equivalents included the repurchase of $1,362,000 of Company common stock, the cash outlay of $1,267,000 for the purchase of LSS (an additional $2,600,000 was paid on July 1, 1998), the purchase of $572,000 of furniture and equipment, and $1,846,000 of capitalized software costs.

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

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                                                                              Page #
                                                                                             --------
Independent Auditors' Report                                                                     33

Balance Sheets as of June 30, 1998 (restated) and 1997                                           34

Statements of Operations for the years ended June 30, 1998 (restated), 1997 and 1996             35

Statements of Shareholders' Equity for the years ended June 30, 1998 (restated),1997 and 1996    36

Statements of Cash Flows for the years ended June 30, 1998 (restated), 1997 and 1996             37

Notes to Financial Statements                                                                  38 - 47

Schedule II - Valuation and Qualifying Accounts                                                  50

                          INDEPENDENT AUDITORS' REPORT
--------------------------------------------------------------------------------


The Board of Directors and Shareholders
INTERLINQ Software Corporation:


We have audited the accompanying financial statements (as restated as of and for the year ended June 30, 1998) of INTERLINQ Software Corporation as listed in the accompanying index. In connection with our audits of these financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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



/s/  KPMG LLP


Seattle, Washington
July 30, 1998, except for notes 1(q), 3 and 5, which are as of March 8, 1999

                                INTERLINQ SOFTWARE CORPORATION
                                        BALANCE SHEETS

As of June 30,                                                   1998           1997
-----------------------------------------------------------------------------------------
ASSETS                                                       (RESTATED)
Current assets:
    Cash and cash equivalents                                $ 7,233,826    $ 7,793,761
    Investments available-for-sale, at fair value              3,406,389      4,024,651
    Investments held-to-maturity, at amortized cost            3,267,534      2,012,894
    Accounts receivable, less allowance for doubtful
       accounts of $255,900 in 1998 and $176,000 in 1997       3,400,194      1,602,220
    Inventory                                                     39,556         55,246
    Prepaid expenses                                             341,717        408,909
    Deferred income taxes                                        351,000        267,660
                                                           ------------------------------
               Total current assets                           18,040,216     16,165,341
                                                           ------------------------------

Property and equipment, at cost                                6,434,017      5,836,895
    Less accumulated depreciation and amortization             5,434,285      4,364,628
                                                           ------------------------------
               Net property and equipment                        999,732      1,472,267
                                                           ------------------------------
Capitalized software costs, less accumulated amortization
    of $2,438,852 in 1998 and $1,718,683 in 1997               4,421,806      3,358,016
Goodwill and other intangible assets, net                      3,198,021             --
Other assets                                                     110,102         70,899
                                                           ------------------------------
                                                             $26,769,877    $21,066,523
                                                           ==============================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                         $   690,138    $   235,895
    Accrued compensation and benefits                          1,745,908        555,402
    Other accrued liabilities                                    670,800        498,276
    Purchase consideration payable                             2,600,000             --
    Customer deposits                                            374,151        199,636
    Deferred software support fees                             3,434,092      3,052,822
                                                           ------------------------------
               Total current liabilities                       9,515,089      4,542,031
                                                           ------------------------------

Noncurrent liabilities, excluding current installments:
    Deferred rent and other lease obligations                         --        160,443
    Deferred software support fees                                14,864          6,746
    Deferred income taxes                                         85,000        306,950
                                                           ------------------------------
               Total noncurrent liabilities                       99,864        474,139
                                                           ------------------------------
Shareholders' equity:
    Series A convertible preferred stock, $.01 par value.
       Authorized 5,000,000 shares; no shares issued and
       outstanding in 1998 and 1997                                   --             --
    Common stock, $.01 par value.  Authorized 30,000,000
       shares; issued and outstanding 5,350,559 shares in
       1998 and 5,416,512 shares in 1997                          53,506         54,165
    Additional paid-in capital                                10,442,835     10,343,087
    Retained earnings                                          6,658,583      5,653,101
                                                           ------------------------------
               Total shareholders' equity                     17,154,924     16,050,353
Commitments
                                                           ------------------------------
                                                             $26,769,877    $21,066,523
                                                           ==============================


See accompanying notes to financial statements.

                         INTERLINQ SOFTWARE CORPORATION
                            STATEMENTS OF OPERATIONS


Years Ended June 30,                                       1998            1997            1996
-----------------------------------------------------------------------------------------------------
                                                        (RESTATED)
Net revenues:
    Software license fees                              $  9,646,819    $  7,055,457    $  6,232,011
    Software support fees                                 6,975,959       6,072,544       5,772,791
    Other                                                 1,723,615       1,239,045       1,087,613
                                                     ------------------------------------------------
        Total net revenues                               18,346,393      14,367,046      13,092,415
                                                     ------------------------------------------------
Cost of revenues:
    Software license fees                                 1,778,263       1,499,645       1,652,627
    Software support fees                                 2,445,025       1,856,486       1,678,255
    Other                                                   859,269         682,666         588,987
                                                     ------------------------------------------------
        Total cost of revenues                            5,082,557       4,038,797       3,919,869
                                                     ------------------------------------------------
        Gross profit                                     13,263,836      10,328,249       9,172,546
                                                     ------------------------------------------------
Operating expenses:
    Product development                                   1,608,840       2,147,546       2,060,427
    Sales and marketing                                   5,674,475       4,011,440       4,229,994
    General and administrative                            3,754,222       3,151,761       3,010,223
    Purchase of in-process research and development       1,349,616              --              --
                                                     ------------------------------------------------
        Total operating expenses                         12,387,153       9,310,747       9,300,644
                                                     ------------------------------------------------
        Operating income (loss)                             876,683       1,017,502        (128,098)
Net interest and other income                               744,865         719,275         811,272
                                                     ------------------------------------------------
    Income  before income tax expense                     1,621,548       1,736,777         683,174
Income tax expense                                          616,066         626,900         250,398
                                                     ------------------------------------------------
    Net income                                         $  1,005,482    $  1,109,877    $    432,776
                                                     ================================================
Net income  per share - basic and diluted              $        .19    $        .19    $        .07

Shares used to calculate net income
       per share - basic                                  5,213,217       5,707,374       5,964,877
Shares used to calculate net income
       per share - diluted                                5,375,882       5,841,764       6,171,210


See accompanying notes to financial statements.

                         INTERLINQ SOFTWARE CORPORATION
                       STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                                                 Total
                                                 Common        Additional        Retained     Shareholders'
Years Ended June 30, 1998, 1997 and 1996          Stock     Paid-in Capital      Earnings        Equity
-------------------------------------------------------------------------------------------------------------
Balances at June 30, 1995                       $  59,680     $ 13,167,991     $  4,110,448    $ 17,338,119
Issuance of 170,550 shares of common
   stock                                            1,706          214,487               --         216,193
Tax benefit realized upon exercise of
   stock options                                       --           96,651               --          96,651
Repurchase of 100,000 shares of common
   stock                                           (1,000)        (311,500)              --        (312,500)
Net income for the year ended June 30,
   1996                                                --               --          432,776         432,776
-------------------------------------------------------------------------------------------------------------
Balances at June 30, 1996                          60,386       13,167,629        4,543,224      17,771,239
Issuance of 19,962 shares of common stock             199           17,321               --          17,520
Tax benefit realized upon exercise of
   stock options                                       --           10,967               --          10,967
Repurchase of 642,000 shares of common
   stock                                           (6,420)      (2,852,830)              --      (2,859,250)
Net income for the year ended June 30,
   1997                                                --               --        1,109,877       1,109,877
-------------------------------------------------------------------------------------------------------------
Balances at June 30, 1997                          54,165       10,343,087        5,653,101      16,050,353
Issuance of 251,447 shares of common
   stock                                            2,515        1,444,882               --       1,447,397
Tax benefit realized upon exercise of
   stock options                                       --           13,793               --          13,793
Repurchase of 317,400 shares of common
   stock                                           (3,174)      (1,358,927)              --      (1,362,101)
Net income for the year ended June 30,
   1998 (restated)                                     --               --        1,005,482       1,005,482
                                            -----------------------------------------------------------------
Balances at June 30, 1998 (restated)            $  53,506     $ 10,442,835     $  6,658,583    $ 17,154,924
                                            =================================================================


See accompanying notes to financial statements.

                         INTERLINQ SOFTWARE CORPORATION
                            STATEMENTS OF CASH FLOWS


Years Ended June 30,                                                   1998           1997           1996
---------------------------------------------------------------------------------------------------------------
                                                                    (RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                         $  1,005,482   $  1,109,877   $    432,776
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization of property and                      1,094,884      1,111,438      1,014,452
   equipment
   Amortization of capitalized software costs                         1,559,201      1,287,881      1,430,111
   Gain on disposition of equipment                                          --             --         (1,473)
   Purchase of in-process research and development                    1,349,616             --             --
   Deferred income tax benefit                                         (305,290)        (2,217)      (156,727)
   Tax benefit realized upon exercise of stock options                   13,793         10,967         96,651
   Change in certain assets and liabilities (net of acquisition):
     Accounts receivable                                             (1,505,816)       369,287       (745,365)
     Income taxes refundable                                                 --             --        987,429
     Inventory and prepaid expenses                                      82,882        (60,485)       (88,508)
     Other assets                                                       (39,203)       (44,878)         9,613
     Accounts payable                                                    99,527         77,669         34,971
     Accrued compensation and benefits, other accrued
       liabilities and deferred rent and other lease obligations      1,172,553         47,235         51,136
     Customer deposits                                                  174,515       (164,067)       256,613
     Deferred software support fees                                     389,388        411,835         93,400
                                                                 --------------------------------------------
        Net cash provided by operating activities                     5,091,532      4,154,542      3,415,079
                                                                 --------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                    (571,646)      (547,059)      (689,857)
Capitalized software costs                                           (1,845,881)      (877,334)      (789,792)
Purchase of source code                                                     --_       (275,000)    (2,000,000)
Purchases of investments                                             (7,402,921)   (14,511,012)   (18,734,310)
Proceeds from sales and maturities of investments                     6,766,543     16,180,313     12,498,246
Proceeds from sale of equipment                                              --             --          5,435
Cash paid for acquisition                                            (1,266,520)            --             --
                                                                 --------------------------------------------
        Net cash used in investing activities                        (4,320,425)       (30,092)    (9,710,278)
                                                                 --------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock                                   31,059         17,520        216,193
Repurchase of common stock                                           (1,362,101)    (2,859,250)      (312,500)
                                                                 --------------------------------------------
        Net cash used in financing activities                        (1,331,042)    (2,841,730)       (96,307)
                                                                 --------------------------------------------
        Net increase (decrease) in cash & cash equivalents             (559,935)     1,282,720     (6,391,506)
                                                                 --------------------------------------------
Cash and cash equivalents at beginning of year                        7,793,761      6,511,041     12,902,547
                                                                 --------------------------------------------
Cash and cash equivalents at end of year                           $  7,233,826   $  7,793,761   $  6,511,041
                                                                 ============================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Net cash paid (received) during the year for income taxes          $    703,816   $    615,891   $   (691,880)
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING
   ACTIVITIES:
Acquisition effected through issuance of common stock and
   purchase consideration payable                                  $  4,016,338             --             --


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

      (c)  INVESTMENTS

           Investments at June 30, 1998 and 1997 consist of investment-grade, interest-bearing corporate debt securities and money market auction preferred securities.

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

           Investments held-to-maturity have contractual maturities of less than one year. Investments available-for-sale include approximately $3,400,000 and $2,100,000 of money market auction preferred securities as of June 30, 1998 and 1997, respectively. These money market auction preferred securities are perpetual preferred stocks with floating rate dividends that are reset every 49 days. These investments are designed to minimize principal risk and to trade at par without principal volatility. The remaining investments available for sale are corporate debt securities and have contractual maturities of less than one year.

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

      (g)  GOODWILL AND OTHER INTANGIBLE ASSETS

           Goodwill represents the excess of the cost of Logical Software Solutions Corporation ("LSS") - acquired on June 30, 1998, - over the fair value of tangible and identifiable intangible assets at the date of acquisition. Other intangible assets include the value of workforce-in-place, customer list, tradename, and noncompete and employment agreements acquired in connection with the acquisition of LSS. Goodwill and other intangible assets will be amortized over their estimated useful lives ranging from three to four years. Management will evaluate goodwill and other intangible assets for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable.


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

           The following table reconciles the shares used in calculating basic earnings per share to the shares used in calculating diluted earnings per share:

                                                                   1998       1997      1996
                                                              -----------------------------------
           Shares used to calculate basic earnings per share    5,213,217  5,707,374  5,964,877
           Dilutive effect of outstanding stock options           162,665    134,390    206,333
                                                              -----------------------------------
           Shares used to calculate diluted earnings per share  5,375,882  5,841,764  6,171,210
                                                              ===================================

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

      (q)  RESTATEMENT OF FINANCIAL STATEMENTS

           The management of the Company and the Staff of the Securities and Exchange Commission have had discussions with respect to the methods used to value acquired in-process research and development recorded and written off at the date of acquisition of LSS. As a result of these discussions, the Company has modified the method used to value in-process R&D in connection with the Company's acquisition of LSS. Initial calculations of the value of the in-process R&D were based on the cost required to complete the project, the after-tax cash flows attributable to the project, and selection of an appropriate rate of return to reflect the risk associated with the project. Revised calculations are based on adjusted after-tax cash flows that give explicit consideration to the Staff's views on in-process R&D as set forth in its September 15, 1998 letter to the AICPA, and the Staff's comments for the Company to consider the stage of completion of the in-process technology at the date of acquisition. As a result of this modification the Company has decreased the amount of the purchase price allocated to in-process research and development in the LSS acquisition from $3,615,304 to $1,349,616. This resulted in a corresponding increase to goodwill, which will be amortized over its estimated useful life of four years on a straight-line basis. As a result of the significant decrease in the amount of acquired in-process research and development, there was also a significant decrease in the corresponding deferred tax asset. Given this decrease, the Company has determined that a valuation allowance is no longer necessary. This resulted in a decrease in income tax expense from $906,653 to $616,066 with a related increase in net deferred tax assets.

           The effects of the restatement resulted in the following impact on the Company's results of operations for the year ended June 30, 1998 and its financial position at June 30, 1998.

           Results of operations:
                    Loss before income tax expense as previously reported              $  (644,140)
                    Restatement adjustment to reduce in-process R&D                      2,265,688
                                                                                     -------------
                    Income before income tax expense as restated                       $ 1,621,548
                                                                                     -------------
                    Net loss as previously reported                                    $(1,550,793)
                    Restatement adjustment to reduce in-process R&D                      2,265,688
                    Restatement adjustment to eliminate valuation allowance on
                      Deferred tax assets                                                  290,587
                                                                                     -------------
                    Net income as restated                                             $ 1,005,482
                                                                                     -------------
                    Net loss per basic and diluted share as previously reported        $      (.30)
                    Restatement adjustment to reduce in-process R&D                            .43
                    Restatement adjustment to eliminate valuation allowance on
                      Deferred tax assets                                                      .06
                                                                                     -------------
                    Net income per basic and diluted share as restated                 $       .19
                                                                                     -------------

           Financial position:
                    Goodwill and other intangible assets as previously reported        $   932,333
                    Restatement adjustment to reduce in-process R&D                      2,265,688
                                                                                     -------------
                    Goodwill and other intangible assets as restated                   $ 3,198,021
                                                                                     -------------

                    Net deferred tax asset as previously reported                      $        --
                    Restatement adjustment to eliminate valuation allowance on
                      deferred tax assets                                                  266,000
                                                                                     -------------
                    Net deferred tax asset as restated                                 $   266,000
                                                                                     -------------

                    Other accrued liabilities as previously reported                   $   695,387
                    Restatement adjustment to eliminate valuation allowance on
                      deferred tax assets                                                  (24,587)
                                                                                     -------------
                    Other accrued liabilities as restated                              $   670,800
                                                                                     -------------

                    Retained earnings as previously reported                           $ 4,102,308
                    Restatement adjustment to reduce in-process R&D                      2,265,688
                    Restatement adjustment to eliminate valuation allowance on
                      deferred tax assets                                                  290,587
                                                                                     -------------
                    Retained earnings as restated                                      $ 6,658,583
                                                                                     -------------


 (2)  PROPERTY AND EQUIPMENT

      Major classes of property and equipment as of June 30 are as follows:

                                                 1998          1997
                                            ----------------------------
                    Leasehold improvements    $1,502,722    $1,501,349
                    Furniture and fixtures     1,082,467     1,044,088
                    Computer equipment         3,475,017     2,919,194
                    Office equipment             373,811       372,264
                                            ----------------------------
                                              $6,434,017    $5,836,895
                                            ============================

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

       Accounts receivable                                   $   292,158
       Property and equipment                                     50,733
       Workforce-in-place                                        142,149
       Customer list                                             171,691
       Tradename                                                 213,632
       Noncompete and employment agreements                      263,172
       Goodwill                                                2,407,377
       Capitalized software                                      777,110
       In-process research and development                     1,349,616
       Accounts payable and accrued liabilities                 (272,370)
                                                           ---------------
                                                             $ 5,395,268
                                                           ===============

      A portion of the purchase price represents purchased in-process research and development that has not yet reached technological feasibility and has no alternative future use. The value assigned to purchased in-process research and development was determined by identifying research projects in areas for which technological feasibility has not been established; estimating the costs to develop the purchased in-process research and development into commercially viable products; estimating the resulting net cash flows from such projects; discounting the net cash flows back to the time of acquisition; and applying an attribution rate based on the estimated percent complete.

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


                                                      1998          1997
                                                ------------------------------
      Total net revenues                          $19,477,617    $16,234,949
      Net income                                    1,041,241        916,814
      Net income per share - basic and diluted            .19            .15

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

           Future minimum lease payments under noncancelable operating leases are as follows:


                                                  Minimum lease payments
                                                  ----------------------
                Year ending June 30:
                      1999                               $ 757,377
                      2000                                 670,113
                      2001                                 691,873
                      2002                                 711,993
                      2003                                 730,473
                      Thereafter                         1,771,153
                                                      --------------
                                                        $5,332,982
                                                      ==============

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


 (5)  INCOME TAXES

      Components of income taxes are summarized as follows:

                                                1998         1997          1996
                                           -----------------------------------------
            Current:
                Federal                      $ 830,022     $ 580,601     $ 291,906
                State                           77,541        37,549        18,568
                                           -----------------------------------------
                           Total current       907,563       618,150       310,474
                                           -----------------------------------------
            Deferred:
                Federal                       (277,958)       (2,032)     (151,137)
                State                          (27,332)         (185)       (5,590)
                                           -----------------------------------------
                           Total deferred     (305,290)       (2,217)     (156,727)
                                           -----------------------------------------
            Charge in lieu of taxes from
                employee stock options          13,793        10,967        96,651
                                           -----------------------------------------
                                             $ 616,066     $ 626,900     $ 250,398
                                           =========================================

      Income tax expense differs from "expected" income tax expense (computed by applying the U.S. Federal income tax rate of 34%) as follows:


                                                    1998        1997        1996
                                                ------------------------------------
            Computed "expected" tax expense       $551,326    $590,504    $232,279

            State income taxes, net of federal
                benefit and other items             64,740      36,396      18,119
                                                ------------------------------------
                                                  $616,066    $626,900    $250,398
                                                ====================================

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are as follows:

                                                                     1998           1997
                                                               ------------------------------
            Deferred tax assets:
                Allowance for doubtful accounts receivable       $    94,683     $    62,112
                Deferred software support fees                       120,201          59,254
                Deferred rent                                         48,894         110,646
                Accrued expenses                                      87,222          78,775
                Property and equipment                               638,866         461,183
                Purchased in-process R&D                             499,749              --
                                                               ------------------------------
                Total deferred tax assets                          1,489,615         771,970
                                                               ------------------------------
            Deferred tax liabilities - capitalized software       (1,223,615)       (811,260)
                                                               ------------------------------
                           Net deferred tax asset (liability)    $   266,000     $   (39,290)
                                                               ==============================

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

      (b)  STOCK OPTION PLANS

           The Company has three stock option plans: the 1985 Restated Stock Option Plan ("1985 Plan"), the 1993 Stock Option Plan ("1993 Plan") and the 1993 Stock Option Plan for Nonemployee Directors ("Directors Plan"). The Company accounts for its option plans in accordance with the provisions of Accounting Principles Board Opinion No. 25 and no compensation cost has been recognized related to its stock options. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), the Company's net income would have changed to the pro forma amounts indicated below:

                                                     1998            1997         1996
                                                  -----------    -----------    ---------
            Net income:
                As reported                       $ 1,005,482    $ 1,109,877    $ 432,776
                Pro forma                             582,061        821,572      265,341

                Basic and Diluted per share as    $ .19     $ .19     $ .07
                reported
                Basic and Diluted per share       $ .11     $ .14     $ .04
                pro forma

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

           The per share weighted-average fair value of stock options granted during the years ended June 30, 1998, 1997 and 1996 was $2.71, $3.28 and $2.05, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:
           1998 - expected dividend yield of 0.0%, risk-free interest rate of 5.36%, expected volatility of 65%, and an expected life of 5 years; 1997 - expected dividend yield of 0.0%, risk-free interest rate of 6.02%, expected volatility of 65%, and an expected life of 5 years; 1996 - expected dividend yield of 0.0%, risk-free interest rate of 5.11%, expected volatility of 65%, and an expected life of 5 years.

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

           A summary of stock option activity under the stock option plan follows:

                                                                       Outstanding options
                                                      ------------------------------------------------
                                                                 Number of shares            Weighted
                                           Options    ------------------------------------   average
                                          Available      1985         1993      Directors    Exercise
                                          For grant      Plan         Plan         Plan       Price
                                        ---------------------------------------------------------------
           Balances at June 30, 1995       136,039      330,268      164,961      74,000     $   2.52
           Increase in shares reserved
              under 1993 Plan              600,000           --           --          --        --
           Options granted                (472,275)          --      417,275      55,000         3.45
           Options exercised                    --     (164,050)      (6,500)         --         1.27
           Options canceled                118,774       (3,800)     (68,774)    (50,000)        3.84
                                         -----------------------------------------------
           Balances at June 30, 1996       382,538      162,418      506,962      79,000         3.17
           Increase in shares reserved
              under Directors Plan         140,000           --           --          --        --
           Options granted                (228,180)          --      219,180       9,000         5.46
           Options exercised                    --      (19,650)        (312)         --          .88

           Options canceled                 59,476      (19,150)     (37,476)    (22,000)        4.11
                                         -----------------------------------------------
           Balances at June 30, 1997       353,834      123,618      688,354      66,000         3.73
           Options granted                (220,100)          --      197,600      22,500         4.57
           Options exercised                    --      (13,300)      (4,813)         --         1.71
           Options canceled                 48,118         (800)     (45,118)     (3,000)        5.42
                                         -----------------------------------------------
           Balances at June 30, 1998       181,852      109,518      836,023      85,500     $   3.87
                                         ===============================================

           Additional information regarding options outstanding as of June 30, 1998 is as follows:

                                        Options outstanding                   Options exercisable
                                --------------------------------------    ---------------------------
                                                 Weighted-
                                                  Average    Weighted-                     Weighted-
                                                 Remaining    Average                       Average
                 Range of           Number      Contractual   Exercise        Number        Exercise
              Exercise prices    Outstanding    Life (years)    Price       Exercisable      Price
            -----------------------------------------------------------------------------------------
                $.100 - .500        90,018          2.81         $.39         90,018          $.39
                 2.500-3.875       513,235          7.27         3.41        265,526          3.36
                 3.969-5.844       398,205          8.90         5.01         95,680          4.92
                 6.938-8.375        29,583          6.82         7.09         20,333          7.15
            -----------------------------------------------------------------------------------------
                $ .100-8.375     1,031,041          7.50        $3.87        471,557         $3.27
            =========================================================================================


 (7)  NET INTEREST AND OTHER INCOME (EXPENSE)

      Net interest and other income (expense) consist of:

                                                      1998       1997        1996
                                                  ----------------------------------
                     Interest income                $765,792   $746,712    $801,434
                     Interest expense               (21,623)   (27,713)    (27,579)
                     Other, net                          696        276      37,417
                                                  ----------------------------------
                                                    $744,865   $719,275    $811,272
                                                  =========== ========== ===========

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

  (9)   QUARTERLY FINANCIAL DATA (UNAUDITED)

      The following table summarizes the unaudited statements of operations for each quarter of fiscal 1998 and 1997 (in thousands, except per share amounts):

                                                               First    Second    Third     Fourth
                                                            -----------------------------------------
           1998
           Net revenues                                       $3,642    $4,369    $4,787    $ 5,549
           Gross profit                                        2,459     3,158     3,455      4,192
           Operating income (loss)                               165       382       648       (318)
           Net income (loss)                                     209       357       520        (81)
           Net income (loss) per share - basic and diluted    $  .04    $  .07    $  .10    ($  .02)

           1997
           Net revenues                                       $3,579    $3,516    $3,534    $ 3,738
           Gross profit                                        2,620     2,530     2,509      2,669
           Operating income                                      318       246        86        368
           Net income                                            326       271       161        352
           Net income per share - basic and diluted           $  .05    $  .05    $  .03    $   .06

      In the fourth quarter of 1998 the Company recorded a one-time charge of $1,349,616 related to its acquisition of LSS (in-process research and development).

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

   Exhibit
   Number                                     Description
   -------                                    -----------
  2.1(6)      Asset Purchase Agreement, dated June 30, 1998, between INTERLINQ Software
              Corporation, Logical Software Solutions Corporation and Mary Collier, Michael
              Bennett and Keith Bluford
  3.1(1)      Restated Articles of Incorporation of INTERLINQ Software Corporation
  3.2(1)      Restated Bylaws of INTERLINQ Software Corporation
 10.1(1)(2)   1985 Restated Stock Option Plan
 10.2(1)(2)   1993 Stock Option Plan
 10.3(1)(2)   Stock Option Plan for Non-Employee Directors, as amended
 10.4(1)      Amended and Restated Registration Rights Agreement between
              INTERLINQ Software Corporation and the partners listed on Schedule
              A thereto dated as of March 12, 1993
 10.6(1)      Office Lease between Yarrow Bay Office III Limited Partnership and
              INTERLINQ Software Corporation dated as of July 31, 1992
 10.8(1)      Form of Indemnification Agreement for Directors and Officers 10.10(3)
              Co-Marketing Agreement between INTERLINQ Software Corporation and CMCI
              Corporation dated as of July 1, 1993
 10.12(4)     Office sublease between Halliburton Company and INTERLINQ Software
              Corporation dated January 21, 1994
 10.15(2)(5)  Letter dated August 25, 1995 regarding Jiri Nechleba Compensatory Arrangement
 10.16(5)     Appointment of Licensing Agent and Compliance Delegate Agreement between VMP's
              Electronic Laser Forms, Inc. A division of CBF Systems, Inc. And INTERLINQ
              Software Corporation dated October 2, 1995
 10.17(5)     Amendment of Co-marketing Agreement between INTERLINQ Software
              Corporation and CMCI Corporation dated October 1, 1995
 10.18(7)     Office Lease between Pine Forest Co. and INTERLINQ Software Corporation dated as of April 23, 1998
 23.1         Consent of KPMG LLP
 27.1         Financial data schedule

(1) Incorporated by reference to the Company's Registration Statement on Form S-1, as amended (Registration No. 33-59502) filed with the Securities and Exchange Commission on March 15, 1993, as same exhibit number.
(2)     Management contract or compensatory plan or arrangement.
(3) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993, as same exhibit number. Confidential treatment has been requested as to portions of this document.
(4) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1994, as same exhibit number.
(5) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996, as same exhibit number.
(6) Incorporated by reference to the Company's Current Report on Form 8-K, dated June 30, 1998, as same exhibit number.
(7)     Previously filed.

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

                                                                     SCHEDULE II

                         INTERLINQ SOFTWARE CORPORATION

                        VALUATION AND QUALIFYING ACCOUNTS

                    Years ended June 30, 1998, 1997 and 1996


                                                      Additions
                                             --------------------------
                                 Balance at    Charged to   Charged to
                                 beginning      costs and     other                    Balance at
        Description               of year       expenses     accounts    Deductions   end of year
----------------------------- ------------- -------------- ------------- ------------ -------------
Allowances for doubtful
    accounts:

Year ended June 30, 1998:

    Accounts receivable           $176,000       $451,000        --       $(371,100)      $255,900

Year ended June 30, 1997:

    Accounts receivable            187,007        396,986        --        (407,993)       176,000

Year ended June 30, 1996:

    Accounts receivable            152,287        331,224        --        (296,504)       187,007

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 , the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on the 9th day of March, 1999.


                         INTERLINQ SOFTWARE CORPORATION


                                       By:    /s/ JIRI M. NECHLEBA
                                          --------------------------------------
                                           Jiri Nechleba
                                           President and Chief Executive Officer


             Signature                                         Title
             ---------                                         -----
/s/  JIRI M. NECHLEBA                         Chairman of the Board, President and Chief
-----------------------------------           Executive Officer
Jiri M. Nechleba                              (Principal Executive Officer)


/s/  STEPHEN A. YOUNT                         Executive Vice President, Chief Financial
-----------------------------------           Officer and Secretary
Stephen A. Yount                              (Principal Accounting Officer)


                                              Director
-----------------------------------
Robert W. O'Rear


/s/  THEODORE M. WIGHT                        Director
-----------------------------------
Theodore M. Wight


/s/  ROBERT J. GALLAGHER                      Director
-----------------------------------
Robert J. Gallagher

                         INTERLINQ SOFTWARE CORPORATION

                                INDEX TO EXHIBITS


   Exhibit
   Number                                     Description
   -------                                    -----------
 2.1(6)       Asset Purchase Agreement, dated June 30, 1998, between INTERLINQ Software
              Corporation, Logical Software Solutions Corporation and Mary Collier, Michael
              Bennett and Keith Bluford
 3.1(1)       Restated Articles of Incorporation of INTERLINQ Software Corporation
 3.2(1)       Restated Bylaws of INTERLINQ Software Corporation
10.1(1)(2)    1985 Restated Stock Option Plan
10.2(1)(2)    1993 Stock Option Plan
10.3(1)(2)    Stock Option Plan for Non-Employee Directors, as amended
10.4(1)       Amended and Restated Registration Rights Agreement between
              INTERLINQ Software Corporation and the partners listed on Schedule
              A thereto dated as of March 12, 1993
10.6(1)       Office Lease between Yarrow Bay Office III Limited Partnership and
              INTERLINQ Software Corporation dated as of July 31, 1992
10.8(1)       Form of Indemnification Agreement for Directors and Officers
10.10(3)      Co-Marketing Agreement between INTERLINQ Software Corporation and CMCI
              Corporation dated as of July 1, 1993
10.12(4)      Office sublease between Halliburton Company and INTERLINQ Software
              Corporation dated January 21, 1994
10.15(2)(5)   Letter dated August 25, 1995 regarding Jiri Nechleba Compensatory Arrangement
10.16(5)      Appointment of Licensing Agent and Compliance Delegate Agreement between VMP's
              Electronic Laser Forms, Inc. A division of CBF Systems, Inc. And INTERLINQ
              Software Corporation dated October 2, 1995
10.17(5)      Amendment of Co-marketing Agreement between INTERLINQ Software
              Corporation and CMCI Corporation dated October 1, 1995
10.18(7)      Office Lease between Pine Forest Co. and INTERLINQ Software Corporation dated as of April 23, 1998
23.1          Consent of KPMG LLP
27.1          Financial data schedule

(1) Incorporated by reference to the Company's Registration Statement on Form S-1, as amended (Registration No. 33-59502) filed with the Securities and Exchange Commission on March 15, 1993, as same exhibit number.
(2)     Management contract or compensatory plan or arrangement.
(3) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993, as same exhibit number. Confidential treatment has been requested as to portions of this document.
(4) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1994, as same exhibit number.
(5) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996, as same exhibit number.
(6) Incorporated by reference to the Company's Current Report on Form 8-K, dated June 30, 1998, as same exhibit number.
(7)     Previously filed.