Form 10-Q/A
period 1998-09-30
INTERLINQ SOFTWARE CORP
filed 1999-03-10
CIK 802242

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-Q/A

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

                         INTERLINQ SOFTWARE CORPORATION
                            CONDENSED BALANCE SHEETS

                                                                SEPTEMBER 30,        JUNE 30,
                                                                    1998               1998
                                                                 -----------        -----------
                                                                  (restated)        (restated)
                                                                 (unaudited)
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                   $ 5,075,783        $ 7,233,826
     Short-term investments                                        5,481,867          6,673,923
     Accounts receivable, net                                      3,313,519          3,400,194
     Inventory, prepaid expenses and other
       current assets                                                799,552            732,273
                                                                 -----------        -----------
            Total current assets                                  14,670,721         18,040,216
                                                                 -----------        -----------

Property and equipment, at cost                                    6,771,262          6,434,017
     Less accumulated depreciation and amortization                5,686,820          5,434,285
                                                                 -----------        -----------
            Net property and equipment                             1,084,442            999,732
                                                                 -----------        -----------

Capitalized software costs, net                                    4,408,245          4,421,806
Goodwill and other intangible assets, net                          3,028,872          3,198,021
Other assets                                                          98,820            110,102
                                                                 -----------        -----------
                                                                 $23,291,100        $26,769,877
                                                                 ===========        ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                            $   398,983        $   690,138
     Accrued compensation and benefits                             1,086,300          1,745,908
     Other accrued liabilities                                       624,285            670,800
     Purchase consideration payable                                       --          2,600,000
     Customer deposits                                               525,680            374,151
     Deferred software support fees                                4,050,148          3,434,092
                                                                 -----------        -----------
            Total current liabilities                              6,685,396          9,515,089
                                                                 -----------        -----------

NONCURRENT LIABILITIES                                               107,483             99,864

SHAREHOLDERS' EQUITY:
     Common stock                                                     51,218             53,506
     Additional paid-in capital                                    9,197,971         10,442,835
     Retained earnings                                             7,249,032          6,658,583
                                                                 -----------        -----------
            Total shareholders' equity                            16,498,221         17,154,924
                                                                 -----------        -----------
                                                                 $23,291,100        $26,769,877
                                                                 ===========        ===========



See accompanying notes to condensed financial statements

                         INTERLINQ SOFTWARE CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                   THREE MONTHS ENDED
                                                                      SEPTEMBER 30,
                                                                   1998              1997
                                                                ----------        ----------
                                                                (restated)
NET REVENUES:
    Software license fees                                       $3,347,105        $1,546,160
    Software support fees                                        1,981,275         1,693,586
    Other                                                          479,687           402,094
                                                                ----------        ----------
        Total net revenues                                       5,808,067         3,641,840
                                                                ----------        ----------

COST OF REVENUES:
    Software license fees                                          539,834           416,875
    Software support fees                                          638,812           522,587
    Other                                                          262,252           243,570
                                                                ----------        ----------
        Total cost of revenues                                   1,440,898         1,183,032
                                                                ----------        ----------
        Gross profit                                             4,367,169         2,458,808
                                                                ----------        ----------

OPERATING EXPENSES:
    Product development                                            765,812           323,464
    Sales and marketing                                          1,448,622         1,201,060
    General and administrative                                   1,155,191           768,958
    Amortization of goodwill and other intangible assets           214,833                --
                                                                ----------        ----------
        Total operating expenses                                 3,584,458         2,293,482
                                                                ----------        ----------
        Operating income                                           782,711           165,326

Net interest and other income                                      154,507           191,771
                                                                ----------        ----------
    Income before income taxes                                     937,218           357,097
Income tax expense                                                 346,770           147,883
                                                                ==========        ==========
    Net income                                                  $  590,448        $  209,214
                                                                ==========        ==========


Net income per share - basic                                    $      .11        $      .04
Net income per share - diluted                                  $      .11        $      .04

Shares used to calculate net income
    per share - basic                                            5,309,918         5,389,826
Shares used to calculate net income
    per share - diluted                                          5,564,657         5,494,728



See accompanying notes to condensed financial statements.

                         INTERLINQ SOFTWARE CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                  THREE MONTHS ENDED
                                                                      SEPTEMBER 30,
                                                                  1998                1997
                                                              -----------         -----------
                                                               (restated)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                 $   590,448         $   209,214
      Adjustments to reconcile net income to net cash
        provided by operating activities:
           Depreciation and amortization                          466,391             268,273
           Amortization of capitalized software costs             503,195             355,604
           Change in operating assets and liabilities:
             Accounts receivable                                   86,675             151,824
             Inventory and prepaid expenses                       (67,279)            (50,595)
             Other assets                                          11,282              11,029
             Accounts payable                                    (220,832)            (60,978)
             Accrued compensation and benefits, other
                accrued liabilities and deferred rent            (706,123)           (203,855)
             Customer deposits                                    151,529              78,135
             Deferred software support fees                       578,969             145,765
                                                              -----------         -----------
                Net cash provided by operating
                activities                                      1,394,255             904,416
                                                              -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                           (337,245)           (172,340)
   Capitalized software costs                                    (489,634)           (336,942)
   Proceeds from sales and maturities of short-term
      investments                                               1,192,056              51,176
   Cash paid for acquisition                                   (2,670,323)                 --

                                                              -----------         -----------
                Net cash used in investing activities          (2,305,146)           (458,106)
                                                              -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                           5,598               2,269
   Repurchase of common stock                                  (1,252,750)           (633,312)
                                                              -----------         -----------
                Net cash used in financing activities          (1,247,152)           (631,043)
                                                              -----------         -----------
                Net decrease in cash and cash
                equivalents                                    (2,158,043)           (184,733)
   Cash and cash equivalents at beginning of period             7,233,826           7,793,761
                                                              ===========         ===========
   Cash and cash equivalents at end of period                 $ 5,075,783         $ 7,609,028
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


In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 1998, are not necessarily indicative of the results for the year ending June 30, 1999. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998, as amended by Form 10-K/A on March 9, 1999.


2.    Restatement


The management of the Company and the Staff of the Securities and Exchange Commission have had discussions with respect to the methods used to value acquired in-process research and development recorded and written off at the date of acquisition of Logical Software Solutions Corporation (LSS). As a result of these discussions, the Company has modified the method used to determine the value of in-process R&D acquired in connection with the Company's June 1998 acquisition of LSS. Initial calculations of the value of the in-process R&D were based on the cost required to complete the project, the after-tax cash flows attributable to the project, and selection of an appropriate rate of return to reflect the risk associated with the project. Revised calculations are based on adjusted after-tax cash flows that give explicit consideration to the Staff's views on in-process R&D as set forth in its September 15, 1998 letter to the AICPA, and the Staff's comments for the Company to consider the stage of completion of the in-process technology at the date of acquisition. As a result of this modification the Company decreased the amount of the purchase price allocated to in-process research and development in the LSS acquisition from $3,615,304 to $1,349,616. This resulted in a corresponding increase to goodwill, which is being amortized over its useful life of four years on a straight-line basis. As a result of the significant decrease in the amount of acquired in-process research and development, there was also a significant decrease in the corresponding deferred tax asset. Given this decrease, the Company has determined that a valuation allowance is no longer necessary.

The effects of the restatement resulted in the following impact on the Company's results of operations for the quarter ended September 30, 1998.

Income before income taxes as previously reported                        $ 1,078,824
Restatement adjustment to record additional goodwill amortization           (141,606)
                                                                         -----------
Income before income taxes as restated                                   $   937,218
                                                                         -----------

Net income as previously reported                                        $   706,630
Restatement adjustment to record additional goodwill amortization
(net of income taxes)                                                       (116,182)
                                                                         -----------
Net income as restated                                                   $   590,448
                                                                         -----------

Net income per basic and diluted share as previously reported            $       .13
Restatement adjustment to record additional goodwill amortization
(net of income taxes)                                                           (.02)
                                                                         -----------
Net income per basic and diluted share as restated                       $       .11
                                                                         -----------



The effect of the restatement resulted in the following impact on the Company's financial position at September 30, 1998, and June 30, 1998:


                                                             September 30,       June 30,
                                                                 1998              1998
                                                             -----------        -----------
 Total assets as previously reported                         $20,816,017        $24,153,189
 Restatement adjustment to reduce in-process R&D, net          2,475,083          2,616,688
                                                             -----------        -----------
 Total assets as restated                                    $23,291,100        $26,769,877
                                                             -----------        -----------

 Total liabilities as previously reported                    $ 6,757,890        $ 9,554,540
 Restatement adjustment to record current
 and deferred tax liability                                       34,989             60,413
                                                             -----------        -----------
Total liabilities as restated                                $ 6,792,879        $ 9,614,953
                                                             -----------        -----------

 Retained earnings as previously reported                    $ 4,808,938        $ 4,102,308
 Restatement adjustment to reduce in-process R&D               2,124,083          2,265,688
 Restatement adjustment for income taxes                         316,011            290,587
                                                             -----------        -----------
 Retained earnings as restated                               $ 7,249,032        $ 6,658,583
                                                             -----------        -----------


3.    Earnings Per Share

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

The following table reconciles the shares used in calculating basic earnings per share to the shares used in calculating diluted earnings per share:


                                                    THREE MONTHS ENDED
                                                      SEPTEMBER 30,
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


4.    Revenue Recognition

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

5. Acquisition

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

A portion of the purchase price represents purchased in-process research and development that has not yet reached technological feasibility and has no alternative future use. The value assigned to purchased in-process research and development was determined by identifying research projects in areas for which technological feasibility has not been established; estimating the costs to develop the purchased in-process research and development into commercially viable products; estimating the resulting net cash flows from such projects; discounting the net cash flows back to the time of acquisition and applying an attribution rate based on the estimated percent complete.

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

                                                Quarter Ended
                                              September 30,1997
                                                -----------
Total net revenues                              $3,999,729
Net income                                          84,114
Net income per share - basic and diluted               .01


6.    New Accounting Standards

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

NET REVENUES

Three months ended September 30,
(In thousands)                 1998        1997     Change
----------------------------------------------------------
Software license fees         $3,347      $1,546     116%

Software support fees          1,981       1,694      17%

Other                            480         402      19%
----------------------------------------------------------
Total net revenues            $5,808      $3,642      59%
----------------------------------------------------------

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

COST OF REVENUES

Three months ended September 30,
(In thousands)                    1998     1997     Change
----------------------------------------------------------
Software license fees             $540     $417       29%

Percentage of software
  license fees                     16%      27%
----------------------------------------------------------
Software support fees             $639     $523       22%

Percentage of software
   support fees                    32%      31%
----------------------------------------------------------
Other                            $262     $244         7%

Percentage of other                55%    61%
-------------------------------------------------------
Total cost of revenues         $1,441  $1,183       22%

Percentage of net revenues         25%     32%
-------------------------------------------------------

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

OPERATING EXPENSES

Three months ended September 30,
(In thousands)                       1998        1997    Change
---------------------------------------------------------------
Product development                  $766        $323      137%

Percentage of net revenues             13%          9%
---------------------------------------------------------------
Sales & marketing                  $1,449      $1,201       21%

Percentage of net revenues             25%         33%
---------------------------------------------------------------
General & administrative           $1,155        $769       50%

Percentage of net revenues             20%         21%
---------------------------------------------------------------
Amortization of goodwill
   and other intangible assets       $215          --       nm

Percentage of net revenues              4%         --
---------------------------------------------------------------


Product development expenses include salaries for software developers and analysts, facility costs and expenses associated with computer equipment used in software development, net of costs capitalized. As a percentage of net revenues, product development expenses increased to 13% for the quarter ended September 30, 1998 compared to 9% for the quarter ended September 30, 1997. Approximately 50% of the increase in product development expenses of $443,000 was due to increased costs associated with FlowMan development efforts, while the remainder of the increase resulted from increased headcount, salaries and bonuses related to the Company's other product development efforts (due in part to the tight market for technical skills) . These increases were offset somewhat by an increase in the amount of capitalized software development costs. The Company capitalized $490,000 and $337,000 of development expenditures for the quarters ended September 30, 1998, and 1997, respectively. As a result of development expenses associated with FlowMan 4.0, the integration of FlowMan with the Company's existing products, as well as normal enhancements to existing products, the Company expects overall development spending to continue to increase during the 1999 fiscal year. No development costs related to FlowMan 4.0 will be capitalized until the product reaches technological feasibility; the Company therefore expects the amount of software development costs that are capitalized to increase slightly or remain flat until that time.

In connection with the acquisition of LSS, the Company acquired in-process research and development related to the development of FlowMan 4.0. The Company incurred approximately $150,000 of development costs during the quarter ended September 30, 1998 and currently estimates the costs to complete the project to be approximately $750,000. These costs are higher than the original estimate of $200,000, as the Company has experienced unforeseen technical complexities and other project management issues. The project is currently expected to be completed during the fourth quarter of fiscal 1999.

At the time of the acquisition of LSS, revenues attributable to FlowMan 4.0 were projected for purposes of valuing the acquired in-process R&D. The Company continues to believe that FlowMan 4.0 will produce substantial revenues upon successful completion. The Company originally expected to market both FlowMan
3.2 and 4.0 through its existing direct sales force and indirect distribution channels. The Company now believes that a majority of sales will come through indirect channels that need to be developed. The increased need to develop indirect distribution channels and the one quarter delay in the expected completion date of FlowMan 4.0 from the third quarter to the fourth quarter of fiscal 1999 have affected the amount and timing of projected revenues. As a result, current projected annual revenue ranges from $0.3 million to $6.5 million, as compared to the original projected annual revenue ranges of $1.0 million to $10.3 million.


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

   Amortization of goodwill and other intangible assets consists of the straight-line amortization of assets obtained by the Company as a result of its acquisition of LSS on June 30, 1998. These assets include workforce-in-place, customer lists, tradename, noncompete and employment agreements and goodwill, which are being amortized over their estimated useful lives of three to four years.

NET INTEREST AND OTHER INCOME

Three months ended September 30,
(In thousands)                     1998     1997     Change
-----------------------------------------------------------
Net interest and other
    income                         $155     $192      (19%)
Percentage of net revenues            3%       5%
-----------------------------------------------------------

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

INCOME TAXES

Three months ended September 30,
 (In thousands)                     1998      1997      Change
--------------------------------------------------------------
 Income taxes                       $347      $148       134%

 Effective tax rate                   37%       41%
--------------------------------------------------------------


Income taxes include federal and state income taxes currently payable and deferred taxes arising from temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

   The effective tax rate was lower during the quarter ended September 30, 1998, compared to the quarter ended September 30, 1997, due primarily to approximately $15,000 of additional income tax expense recognized during the quarter ended September 30, 1997, for an IRS tax audit.

LIQUIDITY AND CAPITAL RESOURCES

   Working capital, which consists principally of cash, cash equivalents and short-term investments was $7,985,000 as of September 30, 1998, compared to $8,525,000 at June 30, 1998. Cash and cash equivalents decreased by $2,158,000 for the quarter ended September 30, 1998. Additions to cash and cash equivalents included $1,394,000 provided by operations and $1,192,000 from sales of and maturities in short-term investments. Principal uses of cash and cash equivalents included $2,670,000 for the acquisition of LSS, $1,253,000 for the repurchase of common stock, $490,000 of capitalized software costs, and the purchase of $337,000 of property and equipment.

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



DATED:  March 9, 1999



                                  INTERLINQ SOFTWARE CORPORATION
                                  (Registrant)



                                  /s/ Stephen A. Yount
                                  --------------------------------------------
                                  Stephen A. Yount
                                  Executive Vice President and Chief Financial
                                  Officer
                                  (Principal Financial and Accounting Officer)

                                 Exhibit Index

     EXHIBIT NUMBER                   TITLE
     --------------                   -----
           27                FINANCIAL DATA SCHEDULE