Form 10-Q/A
period 1998-12-31
INTERLINQ SOFTWARE CORP
filed 1999-03-10
CIK 802242

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   -----------
                                   FORM 10-Q/A
                                   -----------

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the period ended DECEMBER 31, 1998
                                       OR
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

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

                              INTERLINQ SOFTWARE CORPORATION
                                 CONDENSED BALANCE SHEETS

                                                            DECEMBER 31,            JUNE 30,
                                                                1998                  1998
                                                             -----------          -----------
                                                              (restated)          (restated)
ASSETS                                                       (unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                               $ 2,707,270          $ 7,233,826
     Short-term investments                                    6,703,116            6,673,923
     Accounts receivable, net                                  3,797,274            3,400,194
     Inventory, prepaid expenses and
      other current assets                                     1,211,355              732,273
                                                             -----------          -----------
            Total current assets                              14,419,015           18,040,216
                                                             -----------          -----------

Property and equipment, at cost                                7,817,547            6,434,017
     Less accumulated depreciation and amortization            5,907,257            5,434,285
                                                             -----------          -----------
            Net property and equipment                         1,910,290              999,732
                                                             -----------          -----------

Capitalized software costs, net                                4,434,224            4,421,806
Goodwill and other intangible assets, net                      2,814,038            3,198,021
Other assets                                                     115,992              110,102
                                                             -----------          -----------
                                                             $23,693,559          $26,769,877
                                                             ===========          ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                        $   846,424          $   690,138
     Accrued compensation and benefits                         1,051,682            1,745,908
     Other accrued liabilities                                   227,581              670,800
     Purchase consideration payable                                   --            2,600,000
     Customer deposits                                           534,342              374,151
     Deferred software support fees                            4,205,486            3,434,092
                                                             -----------          -----------
            Total current liabilities                          6,865,515            9,515,089
                                                             -----------          -----------

NONCURRENT LIABILITIES                                           111,436               99,864

SHAREHOLDERS' EQUITY:
     Common stock                                                 51,262               53,506
     Additional paid-in capital                                9,211,669           10,442,835
     Retained earnings                                         7,453,677            6,658,583
                                                             -----------          -----------
            Total shareholders' equity                        16,716,608           17,154,924
                                                             -----------          -----------
                                                             $23,693,559          $26,769,877
                                                             ===========          ===========

See accompanying notes to condensed financial statements.

                         INTERLINQ SOFTWARE CORPORATION
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                               THREE MONTHS ENDED             SIX MONTHS ENDED
                                                  DECEMBER 31,                   DECEMBER 31,
                                             1998             1997            1998             1997
                                         -----------      -----------      -----------      -----------
                                          (restated)                        (restated)
NET REVENUES:
     Software license fees               $ 3,158,612      $ 2,153,376      $ 6,505,717      $ 3,699,535
     Software support fees                 2,086,439        1,734,390        4,067,714        3,427,976
     Other                                   559,935          480,829        1,039,622          882,923
                                         -----------      -----------      -----------      -----------

        Total net revenues                 5,804,986        4,368,595       11,613,053        8,010,434
                                         -----------      -----------      -----------      -----------

COST OF REVENUES:
     Software license fees                   611,290          398,336        1,151,124          815,211
     Software support fees                   631,035          604,531        1,269,847        1,127,118
     Other                                   280,353          207,877          542,605          451,446
                                         -----------      -----------      -----------      -----------
        Total cost of revenues             1,522,678        1,210,744        2,963,576        2,393,775
                                         -----------      -----------      -----------      -----------
        Gross profit                       4,282,308        3,157,851        8,649,477        5,616,659
                                         -----------      -----------      -----------      -----------

OPERATING EXPENSES:
     Product development                     836,020          450,741        1,601,832          774,205
     Sales and marketing                   1,420,183        1,377,091        2,868,805        2,578,151
     General and administrative            1,623,183          947,786        2,778,374        1,716,744
     Amortization of goodwill and
        other intangible assets              214,833               --          429,666               --
                                         -----------      -----------      -----------      -----------
        Total operating expenses           4,094,219        2,775,618        7,678,677        5,069,100
                                         -----------      -----------      -----------      -----------
        Operating income                     188,089          382,233          970,800          547,559
Net interest and other income                136,746          183,716          291,253          375,487
                                         -----------      -----------      -----------      -----------
        Income before income taxes           324,835          565,949        1,262,053          923,046
Income tax expense                           120,189          209,401          466,959          357,284
                                         -----------      -----------      -----------      -----------

        Net income                       $   204,646      $   356,548      $   795,094      $   565,762
                                         ===========      ===========      ===========      ===========


Net income per share - basic             $       .04      $       .07      $       .15      $       .11
Net income per share - diluted           $       .04      $       .07      $       .14      $       .11

Share used to calculate net income
    per share - basic                      5,124,097        5,225,237        5,217,008        5,215,224
Shares used to calculate net income
     per share - diluted                   5,431,071        5,345,289        5,497,773        5,328,099


See accompanying notes to condensed financial statements.

                         INTERLINQ SOFTWARE CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                SIX MONTHS ENDED
                                                                  DECEMBER 31,
                                                               1998               1997
                                                            -----------       -----------
                                                             (restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                               $   795,094       $   565,762
      Adjustments to reconcile net income to net cash
        provided by operating activities:
           Depreciation and amortization                        901,660           572,033
           Amortization of capitalized software costs         1,032,920           724,933
           Change in operating assets and liabilities:
             Accounts receivable                               (397,080)         (754,447)
             Inventory and prepaid expenses                    (454,495)          (64,464)
             Other assets                                        (5,890)           15,696
             Accounts payable                                   268,666           (37,574)
             Accrued compensation and benefits,
                and other accrued liabilities                (1,162,032)          (70,220)
             Customer deposits                                  160,191            23,703
             Deferred software support fees                     738,261           170,296
                                                            -----------       -----------
                Net cash provided by operating
                  activities                                  1,877,295         1,145,718
                                                            -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                       (1,383,530)         (223,856)
   Capitalized software costs                                (1,045,338)         (752,786)
   Proceeds from sales and maturities of short-term
      investments                                               (29,193)        2,819,471
   Cash paid for acquisition                                 (2,712,380)               --
                                                            -----------       -----------
                Net cash (used in) provided by
                   investing activities                      (5,170,441)        1,842,829
                                                            -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                        19,340             8,488
   Repurchase of common stock                                (1,252,750)       (1,311,687)
                                                            -----------       -----------
                Net cash used in financing activities        (1,233,410)       (1,303,199)
                                                            -----------       -----------
                Net (decrease) increase in cash and
                  cash equivalents                           (4,526,556)        1,685,348
   Cash and cash equivalents at beginning of period           7,233,826         7,793,761
                                                            -----------       -----------
   Cash and cash equivalents at end of period               $ 2,707,270       $ 9,479,109
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

The effects of the restatement resulted in the following impact on the Company's results of operations for the quarter and the six months ended December 31, 1998, respectively.

                                                                            December 31, 1998
                                                                         Quarter       Six Months
                                                                           Ended          Ended
                                                                       -----------       -----------

Income before income taxes as previously reported                      $   466,441       $ 1,545,265
Restatement adjustment to record additional goodwill amortization         (141,606)         (283,212)
                                                                       -----------       -----------
Income before income taxes as restated                                 $   324,835       $ 1,262,053
                                                                       -----------       -----------

Net income as previously reported                                      $   305,520       $ 1,012,150
Restatement adjustment to record additional goodwill
amortization (net of income taxes)                                        (100,874)         (217,056)
                                                                       -----------       -----------
Net income as restated                                                 $   204,646       $   795,094
                                                                       -----------       -----------

Net income per diluted share as previously reported                    $       .06       $       .18
Restatement adjustment to record additional goodwill
amortization (net of income taxes)                                            (.02)             (.04)
                                                                       -----------       -----------
Net income per diluted share as restated                               $       .04       $       .14
                                                                       -----------       -----------


The effect of the restatement resulted in the following impact on the Company's financial position at December 31, 1998, and June 30, 1998:


                                                                         December 31,      June 30,
                                                                             1998            1998
                                                                         -----------      -----------

Total assets as previously reported                                      $21,269,340      $24,153,189
Restatement adjustment to reduce in-process R&D, net                       2,424,219        2,616,688
                                                                         -----------      -----------
Total assets as restated                                                 $23,693,559      $26,769,877
                                                                         -----------      -----------

Total liabilities as previously reported                                 $ 6,891,951      $ 9,554,540
Restatement adjustment to record current and deferred tax liability           85,000           60,413
                                                                         -----------      -----------
Total liabilities as restated                                            $ 6,976,951      $ 9,614,953
                                                                         -----------      -----------

Retained earnings as previously reported                                 $ 5,114,458      $ 4,102,308
Restatement adjustment to reduce in-process R&D                            1,982,476        2,265,688
Restatement adjustment for income taxes                                      356,743          290,587
                                                                         -----------      -----------
Retained earnings as restated                                            $ 7,453,677      $ 6,658,583
                                                                         -----------      -----------




3.      EARNINGS PER SHARE

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
                                            =========      =========      =========      =========


Certain options outstanding at the end of each period presented were excluded from the computation of earnings per share because their inclusion would be anti-dilutive as follows:

                                        THREE MONTHS ENDED         SIX MONTHS ENDED
                                           DECEMBER 31,             DECEMBER 31,
                                        1998       1997         1998          1997
                                       -----      -------      ------       ----------
Options excluded from computation      4,933      225,165      28,312          230,732
Weighted-average exercise price        $7.55      $  5.83      $ 7.08       $     5.83


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

5.   ACQUISITION

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

                                              Quarter Ended        Six Months Ended
                                            December 31, 1997     December 31, 1997
                                           --------------------   -------------------
  Total net revenues                          $   4,504,000       $     8,504,000
  Net income                                        125,000               209,000
  Net income per share - basic and diluted              .02                   .04


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

On December 22, 1998, the AICPA Accounting Standards Executive Committee issued Statement of Position (SOP) 98-9. SOP 98-9 amends paragraphs 11 and 12 of SOP 97-2 to require recognition of revenue using the "residual method" when (1) there is vendor-specific objective evidence of the fair values of all undelivered elements in a multiple-element arrangement that is not accounted for using long-term contract accounting, (2) vendor-specific objective evidence of fair value does not exist for one or more of the delivered elements in the arrangement, and (3) all revenue-recognition criteria in SOP 97-2 other than the requirement for vendor-specific objective evidence of the fair value of each delivered element of the arrangement are satisfied. Under the residual method, the arrangement fee is recognized as follows: (1) the total fair value of the undelivered elements, as indicated by vendor-specific objective evidence, is deferred and subsequently recognized in accordance with the relevant sections of SOP 97-2 and (2) the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. The "residual method" established by SOP 98-9 is effective for fiscal years beginning after March 15, 1999. The Company believes that the adoption of SOP 98-9 will not have a material effect on the Company's revenue recognition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that have been made under the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about the Company's industry, management's beliefs and certain assumptions made by management. When used throughout this discussion, words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates" and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. The Company's actual actions or results may differ materially from those discussed in the forward-looking statements. Factors which could affect the Company's financial results and cause such results to differ materially from quarter to quarter include, but are not limited to, fluctuations in quarterly performance and in interest rates, competition, timing and customer acceptance of new products, the Company's ability to manage growth and integrate acquired technology, changes in governmental regulations and tax laws, and general economic conditions and concerns raised by the Year 2000 computer problem. Additional information regarding these and other risks and uncertainties is described in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998, and in other reports filed by the Company from time to time with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Prior to the mid-1980s, mortgage loans in the United States were originated in a manual and paper-intensive process. Beginning in the mid-1980s and running through the mid-1990s, the mortgage lending industry implemented its first wave of automation with PC-based software solutions for mortgage originations. During this period, the Company experienced rapid revenue and customer growth by providing its MortgageWare Loan Management System - designed as a robust, full-featured and cost-effective PC-based software solution for mortgage originations.

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

NET REVENUES

Three months ended December 31,
(In thousands)              1998        1997        Change
==========================================================
Software license fees      $3,159      $2,153          47%

Software support fees       2,086       1,734          20%

Other                         560         481          16%
----------------------------------------------------------
Total net revenues         $5,805      $4,368          33%
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

Other revenues were $560,000 for the quarter ended December 31, 1998, an increase of 16% from $481,000 in the comparable quarter of the prior year. Other revenues were $1,040,000 for the six months ended December 31, 1998, an increase of 18% from $883,000 in the comparable period of the prior year. These increases were due primarily to an increase in demand for the Company's training services and VMP referral fees earned by the Company on document sales, partially offset by a decrease in consulting services. The Company expects its other revenues to continue to increase during the remainder of fiscal year 1999, compared to fiscal year 1998, due to the related increase in software license fee revenue as well as increased demand for consulting services associated with implementation of MortgageWare Loan Servicing.

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

COST OF REVENUES

Three months ended December 31,
(In thousands)              1998      1997   Change
---------------------------------------------------
Software license fees       $611      $398     54%

Percentage of software
  license fees                19%       18%
---------------------------------------------------

Software support fees       $631      $605      4%

Percentage of software
   support fees               30%       35%
---------------------------------------------------
Other                       $280      $208     35%
Percentage of other           50%       43%
---------------------------------------------------
Total cost of revenues    $1,522    $1,211     26%

Percentage of net revenues    26%       28%
---------------------------------------------------

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

OPERATING EXPENSES

Three months ended December 31,
(In thousands)                  1998     1997    Change
-------------------------------------------------------
Product development             $836   $  451      85%

Percentage of net revenues        14%      10%
-------------------------------------------------------
Sales & marketing             $1,420   $1,377       3%

Percentage of net revenues        24%      32%
-------------------------------------------------------
General & administrative      $1,623    $ 948      71%

Percentage of net revenues        28%      22%
-------------------------------------------------------
Amortization of goodwill
   and other intangible
   assets                       $215       --       nm

Percentage of net revenues         4%      --


Product development expenses include salaries for software developers and analysts, facility costs and expenses associated with computer equipment used in software development, net of costs capitalized. As a percentage of net revenues, product development expenses increased to 14% for the quarter ended December 31, 1998 from 10% in the comparable quarter of the prior year. As a percentage of net revenues, product development expenses increased to 14% for the six-month period ended December 31, 1998, from 10% in the comparable period of the prior year. These increases were due primarily to the Company's efforts introduced in the current fiscal year to develop FlowMan version 4.0 and to operate the related remote development office. These efforts resulted in additional product development expenses of approximately $295,000 for the quarter ended December 31, 1998, and $515,000 for the six-month period ended December 31, 1998. The remainder of the increase resulted from increased headcount, salaries and bonuses related to the Company's other product development efforts (due in part to the tight market for technical skills). These increases were offset somewhat by an increase in the amount of capitalized software development costs. The Company capitalized $556,000 and $416,000 of development expenditures for the quarters ended December 31, 1998, and 1997, respectively. The Company capitalized $1,045,000 and $753,000 of development expenditures for the six months ended December 31, 1998, and 1997, respectively. As a result of development expenses associated with FlowMan 4.0, the integration of FlowMan with the Company's existing products, as well as normal enhancements to existing products, the Company expects overall development spending to continue to increase somewhat during the remainder of the 1999 fiscal year. No development costs related to FlowMan 4.0 will be capitalized until the product reaches technological feasibility; therefore, the Company expects that the amount of capitalized software development costs that are carried on its balance sheet will only increase slightly or remain flat until that time.

In connection with the acquisition of LSS, the Company acquired in-process research and development related to the development of FlowMan 4.0. The Company incurred approximately $240,000 and $390,000 of development costs during the quarter ended December 31, 1998 and the six-months ended December 31, 1998, respectively. The Company currently estimates the costs to complete the project to be approximately $510,000. These cost estimates are consistent with those estimated during the quarter ended September 30, 1998, but are higher than the original estimate of $200,000. The Company has experienced unforeseen technical complexities and other project management issues leading to the increase in costs. The project is currently expected to be completed during the fourth quarter of fiscal 1999.

At the time of the acquisition of LSS, revenues attributable to FlowMan 4.0 were projected for purposes of valuing the acquired in-process R&D. The Company continues to believe that FlowMan 4.0 will produce substantial revenues upon successful completion. The Company originally expected to market both FlowMan
3.2 and 4.0 through its existing direct sales force and indirect distribution channels. During the quarter ended September 30, 1998, the Company concluded that a majority of sales will come through indirect channels that need to be developed. The increased need to develop indirect distribution channels and the one quarter delay in the expected completion date of FlowMan 4.0 from the third quarter to the fourth quarter of fiscal 1999 have affected the amount and timing of projected revenues. As a result, during the quarter ended

September 30, 1998, the Company revised its projected annual revenue ranges down to a range of $0.3 million to $6.5 million, as compared to the original projected annual revenue ranges of $1.0 million to $10.3 million.

Though the Company currently expects that the acquired in process technology will be successfully developed, there can be no assurance that commercial or technical viability of the product will be achieved. If the project is not successfully developed, the Company may not realize the value assigned to the in-process R&D project. In addition, the value of goodwill and other acquired intangible assets may also become impaired. Ongoing operations and financial results for acquired businesses and the Company are subject to a variety of factors which may or may not have been known or estimable at the time of such acquisition, and the estimates discussed above are subject to change.

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

NET INTEREST AND OTHER INCOME

Three months ended December 31,
(In thousands)                  1998   1997    Change
-----------------------------------------------------
Net interest and other
    income                      $137   $184    (26%)
Percentage of net revenues         2%     4%
---------------------------------------------

Net interest and other income, which consists primarily of interest income, decreased 26% to $137,000 for the quarter ended December 31, 1998, from $184,000 in the comparable quarter of the prior year. Net interest and other income decreased 22% to $291,000 for the six-month period ended December 31, 1998, from $375,000 in the comparable period of the prior year. These decreases were due primarily to the reduction in cash and investments resulting from the purchase of LSS, significant purchases of property, equipment and leasehold improvements, the repurchase of the Company's common stock and cash deposits made for federal income tax. These uses of cash were offset somewhat by the cash generated by operations.

If the leveraged recapitalization with WRH, is approved by shareholders (as discussed above), the Company expects to incur net interest expense rather than net interest income due to the use of cash and the related debt that would be incurred.

INCOME TAXES

Three months ended December 31,
 (In thousands)           1998    1997    Change
 -----------------------------------------------
 Income taxes              $120   $209    (43%)

 Effective tax rate         37%     37%
 -----------------------------------------------

Income taxes include federal and state income taxes currently payable and deferred taxes arising from temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The effective tax rate for the quarter ended December 31, 1998, was consistent with that in the comparable quarter of the prior year. The effective tax rate decreased to 37% for the six-month period ended December 31, 1998, from 39% in the comparable period of the prior year due primarily to approximately $15,000 of additional income tax expense recognized during the quarter ended September 30, 1997, for an IRS tax audit.

LIQUIDITY AND CAPITAL RESOURCES

Working capital, which consists principally of cash, cash equivalents and short-term investments, was $7,554,000 as of December 31, 1998, compared to $8,525,000 at June 30, 1998. Cash and cash equivalents decreased by $4,527,000 for the six months ended December 31, 1998. Additions to cash and cash equivalents included $1,877,000 provided by operations. Principal uses of cash and cash equivalents included $2,712,000 for the acquisition of LSS, $1,253,000 for the repurchase of common stock, $1,045,000 of capitalized software costs, and $1,384,000 for the purchase of property and equipment.

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

(ii) The Company's Products

A majority of the products that the Company sells in the operation of its business have been made Year 2000-ready. All of the products have been evaluated for the Year 2000 problem and significant steps have been taken to make each product Year 2000-ready. The following products have been made Year 2000-ready and have been subjected to testing for the Year 2000 problem: MortgageWare Loan Servicing, MortgageWare Loan Management System, MortgageWare TC, MortgageWare Entre, MortgageWare MarketLINQ, MortgageWare InvestorLINQ and BuilderBlock$(TM). In addition to internal testing, the Company has published recommendations to its customers with regards to the testing that they should be performing in-house on these products to ensure Year 2000 readiness. The following products have been made Year 2000-ready and are currently being tested for the Year 2000 problem: MortgageWare InfoLINQ and FlowMan version 3.2. After subjecting these products to testing, the Company intends to publish recommendations to its customers on in-house testing that they should be performing on these products to ensure Year 2000 readiness.

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

On December 22, 1998, the AICPA Accounting Standards Executive Committee issued Statement of Position (SOP) 98-9. SOP 98-9 amends paragraphs 11 and 12 of SOP 97-2 to require recognition of revenue using the "residual method" when (1) there is vendor-specific objective evidence of the fair values of all undelivered elements in a multiple-element arrangement that is not accounted for using long-term contract accounting, (2) vendor-specific objective evidence of fair value does not exist for one or more of the delivered elements in the arrangement, and (3) all revenue-recognition criteria in SOP 97-2 other than the requirement for vendor-specific objective evidence of the fair value of each delivered element of the arrangement are satisfied. Under the residual method, the arrangement fee is recognized as follows: (1) the total fair value of the undelivered elements, as indicated by vendor-specific objective evidence, is deferred and subsequently recognized in accordance with the relevant sections of SOP 97-2 and (2) the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. The "residual method" established by SOP 98-9 is effective for fiscal years beginning after March 15, 1999. The Company believes that the adoption of SOP 98-9 will not have a material effect on the Company's revenue recognition.

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

    ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

               None.

    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


               At the Company's Annual Meeting of Shareholders held on November 10, 1998:


               The following nominees were elected to the Board of Directors:


                                            Affirmative         Votes
                                               Votes           Withheld
                                            -------------    -------------
               Robert W. O'Rear                4,175,189          369,740
               Robert J. Gallagher             4,175,389          369,540

               Directors Jiri M. Nechleba and Theodore M. Wight will continue their current term as directors.

               A proposal to amend the Company's 1993 Stock Option Plan (the
               Plan) to increase the number of shares of Common Stock to be granted under the plan was approved as follows:


                 Affirmative         Votes         Abstentions        Non-Votes
                   Votes            Against
               ---------------    -------------    -------------    ------------
                 3,742,158          781,215           21,156           577,248

    ITEM 5.  OTHER INFORMATION

               None

    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

               a) EXHIBITS

                  27.1 Financial Data Schedule which is submitted electronically to the Securities and Exchange Commission for information purposes only and is not filed.

               b) REPORTS ON FORM 8-K

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



DATED:  March 9, 1999



                                            INTERLINQ SOFTWARE CORPORATION
                                            (Registrant)



                                            /s/ STEPHEN A. YOUNT
                                            ------------------------------------
                                            Stephen A. Yount
                                            Executive Vice President and Chief
                                            Financial Officer (Principal
                                            Financial and Accounting Officer)

                                  EXHIBIT INDEX

                EXHIBIT NUMBER                      TITLE
                --------------           --------------------------
                     27.1                  FINANCIAL DATA SCHEDULE