Form 10-Q
period 1999-03-31
INTERLINQ SOFTWARE CORP
filed 1999-05-11
CIK 802242

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

(Mark   One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended MARCH 31, 1999

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

               Yes [X]                                 No [ ]


As of April 28, 1999, there were 5,129,148 shares of the Registrant's Common Stock outstanding.

PART I.   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                         INTERLINQ SOFTWARE CORPORATION
                            CONDENSED BALANCE SHEETS

                                                        MARCH 31,      JUNE 30,
                                                          1999          1998
                                                       -----------    -----------
                                                       (unaudited)    (restated)
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                         $ 4,363,726    $ 7,233,826
     Short-term investments                              6,620,837      6,673,923
     Accounts receivable, net                            4,321,527      3,400,194
     Inventory, prepaid expenses and
      other current assets                               1,079,952        732,273
                                                       -----------    -----------
            Total current assets                        16,386,042     18,040,216
                                                       -----------    -----------

Property and equipment, at cost                          6,457,772      6,434,017
     Less accumulated depreciation and amortization      4,657,946      5,434,285
                                                       -----------    -----------
            Net property and equipment                   1,799,826        999,732
                                                       -----------    -----------

Capitalized software costs, net                          4,407,936      4,421,806
Goodwill and other intangible assets, net                2,599,208      3,198,021
Other assets                                                86,864        110,102
                                                       -----------    -----------
                                                       $25,279,876    $26,769,877
                                                       ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                  $   650,059    $   690,138
     Accrued compensation and benefits                   1,632,951      1,745,908
     Other accrued liabilities                             229,462        670,800
     Purchase consideration payable                             --      2,600,000
     Customer deposits                                   1,115,667        374,151
     Deferred software support fees                      4,374,545      3,434,092
                                                       -----------    -----------
            Total current liabilities                    8,002,684      9,515,089
                                                       -----------    -----------

NONCURRENT LIABILITIES                                     129,730         99,864

SHAREHOLDERS' EQUITY:
     Common stock                                           51,291         53,506
     Additional paid-in capital                          9,226,466     10,442,835
     Retained earnings                                   7,869,705      6,658,583
                                                       -----------    -----------
            Total shareholders' equity                  17,147,462     17,154,924
                                                       -----------    -----------
                                                       $25,279,876    $26,769,877
                                                       ===========    ===========

See accompanying notes to condensed financial statements.

                         INTERLINQ SOFTWARE CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                              THREE MONTHS ENDED               NINE MONTHS ENDED
                                                   MARCH 31,                        MARCH 31,
                                             1999            1998             1999             1998
                                         -----------      -----------      -----------      -----------
NET REVENUES:
     Software license fees               $ 3,331,732      $ 2,616,383      $ 9,837,449      $ 6,315,918
     Software support fees                 2,187,972        1,753,098        6,255,686        5,181,074
     Other                                   734,206          417,478        1,773,828        1,300,401
                                         -----------      -----------      -----------      -----------
        Total net revenues                 6,253,910        4,786,959       17,866,963       12,797,393
                                         -----------      -----------      -----------      -----------

COST OF REVENUES:
     Software license fees                   643,237          460,531        1,794,361        1,275,742
     Software support fees                   714,420          661,788        1,984,267        1,788,906
     Other                                   408,576          209,348          951,181          660,794
                                         -----------      -----------      -----------      -----------
        Total cost of revenues             1,766,233        1,331,667        4,729,809        3,725,442
                                         -----------      -----------      -----------      -----------
        Gross profit                       4,487,677        3,455,292       13,137,154        9,071,951
                                         -----------      -----------      -----------      -----------

OPERATING EXPENSES:
     Product development                     794,457          387,654        2,396,289        1,161,859
     Sales and marketing                   1,437,625        1,440,171        4,306,430        4,018,322
     General and administrative            1,510,841          979,567        4,289,215        2,696,311
     Amortization of goodwill and
        other intangible assets              214,830               --          644,496               --
                                         -----------      -----------      -----------      -----------
        Total operating expenses           3,957,753        2,807,392       11,636,430        7,876,492
                                         -----------      -----------      -----------      -----------
        Operating income                     529,924          647,900        1,500,724        1,195,459
Net interest and other income                130,437          176,406          421,690          551,893
                                         -----------      -----------      -----------      -----------
        Income before income taxes           660,361          824,306        1,922,414        1,747,352
Income tax expense                           244,333          303,994          711,292          661,278
                                         -----------      -----------      -----------      -----------
        Net income                       $   416,028      $   520,312      $ 1,211,122      $ 1,086,074
                                         ===========      ===========      ===========      ===========


Net income per share - basic             $       .08      $       .10      $       .23      $       .21
Net income per share - diluted           $       .08      $       .10      $       .22      $       .20

Share used to calculate net income
    per share - basic                      5,128,864        5,117,018        5,188,055        5,212,108
Shares used to calculate net income
     per share - diluted                   5,483,071        5,287,921        5,493,362        5,342,757


See accompanying notes to condensed financial statements.

                         INTERLINQ SOFTWARE CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                  NINE MONTHS ENDED
                                                                       MARCH 31,
                                                                1999              1998
                                                             -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                $ 1,211,122       $ 1,086,074
      Adjustments to reconcile net income to net cash
        provided by operating activities:
           Depreciation and amortization                       1,368,528           857,027
           Amortization of capitalized software costs          1,599,343         1,128,426
           Change in operating assets and liabilities:
             Accounts receivable                                (921,333)         (816,238)
             Inventory, prepaid expenses, and other
                current assets                                  (347,679)          (51,109)
             Other assets                                         23,238            36,020
             Accounts payable                                     72,301           107,027
             Accrued compensation and benefits,
                and other accrued liabilities                   (554,295)          264,622
             Customer deposits                                   741,516           209,661
             Deferred software support fees                      925,614           205,315
                                                             -----------       -----------
                Net cash provided by operating
                activities                                     4,118,355         3,026,825
                                                             -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                        (1,525,104)         (354,082)
   Capitalized software costs                                 (1,585,473)       (1,267,897)
   Proceeds from sales and maturities of
      short-term investments                                      53,086         1,745,767
   Cash paid for acquisition                                  (2,712,380)               --
                                                             -----------       -----------
                Net cash (used in) provided by
                investing activities                          (5,769,871)          123,788
                                                             -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                         34,167            18,560
   Repurchase of common stock                                 (1,252,751)       (1,362,100)
                                                             -----------       -----------
                Net cash used in financing activities         (1,218,584)       (1,343,540)
                                                             -----------       -----------
                Net (decrease) increase in cash and
                cash equivalents                              (2,870,100)        1,807,073

   Cash and cash equivalents at beginning of period            7,233,826         7,793,761
                                                             -----------       -----------
   Cash and cash equivalents at end of period                $ 4,363,726       $ 9,600,834
                                                             ===========       ===========

See accompanying notes to condensed financial statements.

                         INTERLINQ SOFTWARE CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (UNAUDITED)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1999, are not necessarily indicative of the results for the year ending June 30, 1999. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998, as amended by Form 10-K/A on March 10, 1999.

2.  RESTATEMENT

The management of the Company and the Staff of the Securities and Exchange Commission had discussions with respect to the methods used to value acquired in-process research and development recorded and written off at the date of acquisition of Logical Software Solutions Corporation (LSS). As a result of these discussions, the Company modified the method used to determine the value of in-process R&D acquired in connection with the Company's June 1998 acquisition of LSS. Initial calculations of the value of the in-process R&D were based on the cost required to complete the project, the after-tax cash flows attributable to the project, and selection of an appropriate rate of return to reflect the risk associated with the project. Revised calculations were based on adjusted after-tax cash flows that gave explicit consideration to the Staff's views on in-process R&D as set forth in its September 15, 1998 letter to the AICPA, and the Staff's comments for the Company to consider the stage of completion of the in-process technology at the date of acquisition. As a result of this modification the Company decreased the amount of the purchase price allocated to in-process research and development in the LSS acquisition from $3,615,304 to $1,349,616. This resulted in a corresponding increase to goodwill, which is being amortized over its useful life of four years on a straight-line basis. As a result of the significant decrease in the amount of acquired in-process research and development, there was also a significant decrease in the corresponding deferred tax asset. Given this decrease, the Company determined that a valuation allowance was no longer necessary. On March 10, 1999, the Company filed Form 10-K/A for the year ended June 30, 1998, and Forms 10-Q/A for the quarters ended September 30, 1998, and December 31, 1998, reflecting this restatement.

3.  EARNINGS PER SHARE

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period.

The following table reconciles the shares used in calculating basic earnings per share to the shares used in calculating diluted earnings per share:

                                       THREE MONTHS ENDED            NINE MONTHS ENDED
                                           MARCH 31,                      MARCH 31,
                                      1999           1998           1999           1998
                                    ---------      ---------      ---------      ---------

Weighted average common shares      5,128,864      5,117,018      5,188,055      5,212,108
Dilutive effect of outstanding
options                               354,207        170,903        305,307        130,649
                                    ---------      ---------      ---------      ---------
Weighted average common and
     common equivalent shares       5,483,071      5,287,921      5,493,362      5,342,757
                                    =========      =========      =========      =========


Certain options outstanding at the end of each period presented were excluded from the computation of diluted earnings per share because their inclusion would be anti-dilutive as follows:

                                           THREE MONTHS ENDED            NINE MONTHS ENDED
                                                MARCH 31,                    MARCH 31,
                                          1999            1998          1999           1998
                                      -------------  -------------  ------------  -------------
Options excluded from computation            358        194,562         4,493        271,762
Weighted-average exercise price            $8.38          $5.99         $7.55          $5.61


4.   REVENUE RECOGNITION

On July 1, 1998, the Company adopted the provisions of Statement of Position 97-2, Software Revenue Recognition ("SOP 97-2"), which provides specific industry guidance and stipulates that revenue recognized from software arrangements is to be allocated to each element of the arrangement based on the relative fair values of the elements, such as software products, upgrades, enhancements, post-contract customer support, consulting and implementation services, or training. Under SOP 97-2, the determination of fair value is based on objective evidence that is specific to the vendor. If such evidence of fair value for each element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value does exist or until all elements of the arrangement are delivered. The adoption of SOP 97-2 did not have a material effect on the Company's revenue recognition.

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

                                     Quarter Ended  Nine Months Ended
                                    March 31, 1998     March 31, 1998
                                    --------------     --------------
Total net revenues                  $    5,038,000     $   13,542,000
Net income                                 302,000            511,000
Net income per share - basic                   .06                .09
Net income per share - diluted                 .05                .09

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

This first wave of automation accelerated and amplified beginning in 1992, as mortgage interest rates reached historically low levels and mortgage refinance volumes soared. In early 1994, the Federal Reserve raised interest rates, which immediately caused mortgage refinance volumes to decline substantially. As a result, lenders found themselves with excess labor and mortgage processing capacity. Consequently, the Company believes, the industry was focused more on staff reduction and cost cutting than on adding new automated loan management systems.

From 1996 through early 1999, mortgage-lending rates have reflected a lending environment that has experienced a high degree of volatility. In spite of this volatility, overall lending conditions have been considered favorable for the borrower compared to most historical measures. The Company believes that this overall favorable lending environment for mortgage-lending activity is driving an increase in financing of home sales and refinancing of existing mortgages. During the latter half of fiscal year 1997, the Company observed a shift in the mortgage origination business, which it attributes to excess production capacity coupled with a reduced profit margin. Currently, most of this excess production capacity appears to have been fulfilled, yet profit margins in mortgage loan origination continue to be low.

During the quarter ended March 31, 1999, the Company saw an increase in software license fees, compared to the same quarter in the prior year, due to demand for the MortgageWare Enterprise product suite and the continuing favorable lending environment. The Company believes that due to intense competition in the mortgage lending industry and the related lower profit margins, its customers will continue to shift their long-term purchasing decisions from solutions that solely increase production capacity to solutions that will help to reduce unit costs and thereby increase profit margins. Accordingly, during fiscal years 1996 and 1997, the Company sought to diversify its product offerings by developing an integrated "enterprise" solution for the mortgage lending industry. The Company believes that this broader enterprise solution has contributed to the increases in software license revenues over the last several quarters and will allow the Company to respond advantageously to the recent changes in the mortgage lending industry. This broader product offering is designed to reduce the cost of originating, processing, and servicing a mortgage, rather than just increasing production capacity.

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

Upon acquiring LSS, the Company developed a two-prong strategy to leverage the FlowMan technology. This two-prong strategy is expected to provide growth and diversification for the Company, while allowing it to continue to expand and excel in its core market of mortgage technology.

In the first prong, the Company will integrate the FlowMan technology with the Company's MortgageWare Enterprise product suite and recently announced the integration of FlowMan with MortgageWare TC. This is expected to further broaden the capabilities and the appeal of the Mortgage Technology Division's product offerings and strengthen the commitment of the Company to enterprise solutions. In the second prong, the Company has entered the EAI market by marketing FlowMan on a stand-alone basis, primarily through OEMs, system integrators and third-party application developers. The Company believes that the product can be marketed successfully as an application package in other vertical markets and as a tool kit for use by other application providers. The Company views the EAI market as being in its early stages of development and expects this market to grow over the next few years.

CERTAIN DEVELOPMENTS: On December 29, 1998, the Company entered into an agreement with Terlin, Inc., an affiliate of W.R. Hambrecht + Co., LLC ("WRH") relating to a leveraged recapitalization of the Company. Under the agreement, Terlin, Inc. will merge with the Company, with the Company being the surviving entity. If approved by shareholders, the merger will result in WRH and its affiliates controlling a majority of the voting stock of the Company and may result in the Company ceasing to be publicly traded. In the merger, each of approximately 2,150,000 shares of Terlin, Inc. will convert into one share of the Company's common stock. In addition, 1,250,000 shares of the Company's common stock will remain outstanding and all other outstanding shares will be converted into the right to receive cash in the amount of $9.25 per share. Each shareholder will be given the opportunity to elect, as to all or a part of his or her shares, to retain such shares or to receive cash in the amount of $9.25 per share. To the extent that the shareholders elect to retain more or less than 1,250,000 shares, the shareholders will receive additional shares or cash on a pro rata basis. Additionally, a reverse stock split may take place following the merger to reduce the number of shareholders to less than 300 to facilitate taking the Company private.

NET REVENUES

Three months ended March 31,
(In thousands)                     1999        1998        Change
-----------------------------------------------------------------
Software license fees             $3,332      $2,616           27%

Software support fees              2,188       1,753           25%

Other                                734         418           76%
-----------------------------------------------------------------
Total net revenues                $6,254      $4,787           31%
-----------------------------------------------------------------

Net revenues consist of software license fees, software support fees and other revenues (which include training, consulting fees, document referral fees and other miscellaneous sales), net of discounts and sales returns.

Software license fees were $3,332,000 for the quarter ended March 31, 1999, an increase of 27% from $2,616,000 in the comparable quarter of the prior year. Software license fees were $9,837,000 for the nine months ended March 31, 1999, an increase of 56% from $6,316,000 in the comparable period of the prior year. These increases were due primarily to the continuing favorable lending environment and ongoing demand from new and existing customers for the Company's MortgageWare Enterprise product suite. The components of the product suite that reflected higher revenues were primarily MortgageWare TC, the Company's software interface products, MortgageWare Loan Servicing and to a lesser extent, increased sales of the Company's other products.

Software support fees were $2,188,000 for the quarter ended March 31, 1999, an increase of 25% from $1,753,000 in the comparable quarter of the prior year. Software support fees were $6,256,000 for the nine months ended March 31, 1999, an increase of 21% from $5,181,000 in the comparable period of the prior year. These period-to-period increases were due primarily to a higher software sales volume and a relatively low customer attrition rate. Due in part to changes, from time to time, in government regulations relating to documentation required for residential mortgage lending, the vast majority of the Company's customers purchase annual software support agreements. Because software support fees are recognized ratably over the term of the annual support agreement (while software license fees are recognized on product shipment), the percentage increase in software support fees compared to software license fees is not directly proportional. The Company believes software support fees are likely to continue to increase at a modest rate for the rest of fiscal year 1999.

Other revenues were $734,000 for the quarter ended March 31, 1999, an increase of 76% from $418,000 in the comparable quarter of the prior year. Other revenues were $1,774,000 for the nine months ended March 31, 1999, an increase of 36% from $1,300,000 in the comparable period of the prior year. The increase for the quarter was due primarily to an increase in demand for the Company's training and consulting services and VMP referral fees earned by the Company on document sales. The increase for the nine month period was due primarily to an increase in demand for the Company's training services and VMP referral fees, partially offset by a decrease in consulting services. The Company expects its other revenues to continue to increase during the remainder of fiscal year 1999, compared to fiscal year 1998, due to the related increase in software license fee revenue as well as increased demand for consulting services associated with implementation of MortgageWare Loan Servicing.

The Company anticipates an increasing contribution to software license fees, and related increases to software support fees and other revenues, from MortgageWare Loan Servicing, MortgageWare InfoLINQ, MortgageWare MarketLINQ, MortgageWare InvestorLINQ and FlowMan for the remainder of fiscal 1999. As discussed above, the Company believes the overall lending environment to be favorable as of March 31, 1999. Nonetheless, there can be no assurance that mortgage-lending rates will not increase or continue to experience a high amount of volatility. Such increases or continued volatility could have a material adverse effect on the Company's business, financial condition and results of operations. Even if lending rates stabilize, if homeowners and potential homeowners perceive such rates as too high, mortgage-lending transactions may be delayed. Such delays may have an adverse effect on the Company's customers, which could result in an adverse effect on the Company and its results of operations.

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

COST OF REVENUES

Three months ended March 31,
(In thousands)              1999   1998   Change
------------------------------------------------
Software license fees       $643   $461     40%

Percentage of software
  license fees               19%    18%
------------------------------------------------

Software support fees       $714   $662      8%

Percentage of software
   support fees              33%    38%
------------------------------------------------

Other                       $409   $209     96%

Percentage of other          56%    50%
------------------------------------------------
Total cost of revenues    $1,766 $1,332     33%

Percentage of net
revenues                     28%    28%
------------------------------------------------

Cost of software license fees consists primarily of the amortization of capitalized software development costs and, to a lesser extent, the purchase and duplication of disks and product documentation. In addition, the Company has recently introduced certain software interface products, which result in third party royalties (included in cost of software license fees). As a percentage of software license fees, cost of software license fees increased to 19% for the quarter ended March 31, 1999, from 18% in the comparable quarter of the prior year. As a percentage of software license fees, cost of software license fees decreased to 18% for the nine months ended March 31, 1999, from 20% in the comparable period of the prior year. The increase for the quarter is due primarily to a change in the product mix and lower gross margins on certain interface products (which require payment of third party royalties). The decrease for the nine-month period is due primarily to software license fees increasing at a substantially higher rate than the cost of software license fees that contain the relatively fixed component of amortization of capitalized software development costs. Amortization of capitalized software development costs increased to $566,000 for the quarter ended March 31, 1999, compared to $403,000 in the comparable quarter of the prior year, and increased to $1,599,000 for the nine-month period ended March 31, 1999, compared to $1,128,000 in the comparable period of the prior year. The Company expects the dollar amount of its amortization of capitalized software development costs to increase for the remainder of fiscal year 1999.

Cost of software support fees includes salaries and other costs related to providing telephone support, and the purchase, duplication and shipping of disks associated with software updates. As a percentage of software support fees, cost of software support fees decreased to 33% for the quarter ended March 31, 1999, from 38% in the comparable quarter of the prior year. As a percentage of software support fees, cost of software support fees decreased to 32% for the nine-month period ended March 31, 1999, from 35% in the comparable period of the prior year. These decreases were due primarily to software support fee revenue increasing at a rate higher than the cost of software support fees. Payroll costs have increased since the prior year as the customer support group has grown; however, these increases have been offset by decreases in the supplies expense associated with delivering software updates. The Company expects the dollar cost of software support fees to continue to increase due to the increased staffing that will be required to support a higher installed base of the Company's products and in order to support the FlowMan product. The Company expects that these factors will not lead to a significant increase in the ratio of the cost of software support fees to software support fees.

Cost of other revenue includes the salaries and reimbursable expenses for the employees who provide training and consulting services and the net cost of the Company's annual MortgageWare software users' group meeting. As a percentage of other revenue, cost of other revenue increased to 56% for the quarter ended March 31, 1999, from 50% in the comparable quarter of the prior year. As a percentage of other revenue, cost of other revenue increased to 54% for the nine-month period ended March 31, 1999, from 51% in the comparable period of the prior year. These increases were primarily due to lower margins earned on custom programming partially offset by an increase in high margin VMP document fees. The Company expects the margins earned on other revenues to continue to vary with changes in the product mix.

OPERATING EXPENSES

Three months ended March 31,
(In thousands)                 1999         1998         Change
--------------------------------------------------------------
Product development           $  794       $  388          105%

Percentage of net
revenues                          13%           8%
--------------------------------------------------------------

Sales & marketing             $1,438       $1,440            0%

Percentage of net
revenues                          23%          30%
--------------------------------------------------------------

General & administrative      $1,511       $  980           54%

Percentage of net
revenues                          24%          20%
--------------------------------------------------------------

Amortization of goodwill
   and other intangible       $  215           --           nm
   assets

Percentage of net
revenues                           3%          --
--------------------------------------------------------------

Product development expenses include salaries for software developers and analysts, facility costs and expenses associated with computer equipment used in software development, net of costs capitalized. As a percentage of net revenues, product development expenses increased to 13% for the quarter ended March 31, 1999 from 8% in the comparable quarter of the prior year. As a percentage of net revenues, product development expenses increased to 13% for the nine-month period ended March 31, 1999, from 9% in the comparable period of the prior year. These increases were due primarily to the Company's efforts introduced in the current fiscal year to develop FlowMan version 4.0 and to operate the related development office. These efforts resulted in additional product development expenses of approximately $288,000 for the quarter ended March 31, 1999, and $805,000 for the nine-month period ended March 31, 1999. The remainder of the increase resulted from increased headcount, salaries and bonuses related to the Company's other product development efforts (due in part to the tight market for technical skills). These increases were offset somewhat by an increase in the amount of capitalized software development costs. The Company capitalized $540,000 and $515,000 of development expenditures for the quarters ended March 31, 1999, and 1998, respectively. The Company capitalized $1,585,000 and $1,268,000 of development expenditures for the nine months ended March 31, 1999, and 1998, respectively. As a result of development expenses associated with FlowMan 4.0, the integration of FlowMan with the Company's existing products, as well as normal enhancements to existing products, the Company expects overall development spending to continue to increase somewhat during the remainder of the 1999 fiscal year. No development costs related to FlowMan 4.0 will be capitalized until the product reaches technological feasibility; therefore, the Company expects that the amount of capitalized software development costs that are carried on its balance sheet will only increase slightly or remain flat until that time.

In connection with the acquisition of LSS, the Company acquired in-process research and development related to the development of FlowMan 4.0. The Company incurred approximately $250,000 and $640,000 of FlowMan 4.0 development costs during the quarter ended March 31, 1999 and the nine-months ended March 31, 1999, respectively. The Company currently estimates the costs to complete the project to be approximately $310,000. These cost estimates are relatively consistent with those estimated during the quarters ended December 31, 1998 and September 30, 1998, but are substantially higher than the original estimate of $200,000. The Company experienced unforeseen technical complexities and other project management issues, which led to the increase in costs. The project is currently expected to be completed during the fourth quarter of fiscal 1999.

At the time of the acquisition of LSS, revenues attributable to FlowMan 4.0 were projected for purposes of valuing the acquired in-process R&D. The Company continues to believe that FlowMan 4.0 will produce substantial revenues subsequent to successful completion. The Company originally expected to market both FlowMan 3.2 and 4.0 through its existing direct sales force and indirect distribution channels. During the quarter ended September 30, 1998, the Company concluded that a majority of sales will come through indirect channels that need to be developed. The increased need to develop indirect distribution channels and the one quarter delay in the expected completion date of FlowMan 4.0 from the third quarter to the fourth quarter of fiscal 1999 have affected the amount and timing of projected revenues. As a result, during the quarter ended September 30, 1998, the Company revised its projected annual revenue ranges down to a range of $0.3 million to $6.5 million, as compared to the original projected annual revenue ranges of $1.0 million to $10.3 million.

Though the Company currently expects that the acquired in-process technology will be successfully developed, there can be no assurance that commercial or technical viability of the product will be achieved. If the project is not successfully developed, the Company may not realize the value assigned to the in-process R&D project. In addition, the value of goodwill and other acquired intangible assets may also become impaired. Ongoing operations and financial results for acquired businesses and the Company are subject to a variety of factors which may or may not have been known or estimable at the time of such acquisition, and the estimates discussed above are subject to change.

Sales and marketing expenses consist primarily of salaries, sales commissions, travel and facility costs for the Company's sales and marketing personnel, and, to a lesser extent, advertising, trade shows and other promotional activities. As a percentage of net revenues, sales and marketing expenses decreased to 23% for the quarter ended March 31, 1999, from 30% in the comparable quarter of the prior year. As a percentage of net revenues, sales and marketing expenses decreased to 24% for the nine months ended March 31, 1999, from 31% in the comparable period of the prior year. These decreases were primarily due to revenues increasing at a faster rate than sales and marketing expenses. On a dollar basis, sales and marketing expenses remained flat for the quarter ended March 31, 1999, compared to the same quarter of the prior year. Sales and marketing expenses increased 7% to $4,306,000 for the nine-month period ended March 31, 1998, from $4,018,000 in the comparable period of the prior year. At the same time, total net revenues increased by 31% and 40% for the quarter and the nine-month period ended March 31, 1999, respectively (as discussed above). The Company expects sales and marketing expenses to continue to increase modestly on a dollar basis but to remain relatively consistent on a percentage of revenue basis for the rest of fiscal year 1999, since many sales and marketing expenses fluctuate with revenue.

General and administrative expenses include costs associated with finance, accounting, purchasing, order fulfillment, administration and facilities. As a percentage of net revenues, general and administrative expenses increased to 24% for the quarter ended March 31, 1999, from 20% in the comparable quarter of the prior year. As a percentage of net revenues, general and administrative expenses increased to 24% for the nine-month period ended March 31, 1999, from 21% in the comparable period of the prior year. On a dollar basis, general and administrative expenses increased 54% to $1,511,000 for the quarter ended March 31, 1999, from $980,000 in the comparable quarter of the prior year, and increased 59% to $4,289,000 for the nine months ended March 31, 1999, from $2,696,000 in the comparable period of the prior year. These increases were due primarily to expenses incurred by the Company for the potential leveraged recapitalization transaction (as discussed above) in the approximate amounts of $320,000 and $360,000 for the quarters ended March 31, 1999, and December 31, 1998, respectively. These expenses included investment-banking fees, legal fees, accounting fees and financial printing fees. To a lesser extent, general and administrative expenses increased during these periods due to increased payroll for the department and slight increases in facility costs related to the relocation of the Company's headquarters during the quarter ended December 31, 1998. The Company expects general and administrative expenses to continue to increase on a comparative dollar basis as additional expenses are expected related to the leveraged recapitalization. The Company expects this to translate into a modest increase in general and administrative expenses as a percentage of net revenues.

Amortization of goodwill and other intangible assets consists of the straight-line amortization of assets acquired by the Company as a result of its acquisition of LSS on June 30, 1998. These assets include workforce-in-place, customer lists, tradename, non-compete and employment agreements and goodwill, which are being amortized over their estimated useful lives of three to four years.

NET INTEREST AND OTHER INCOME

Three months ended March 31,
(In thousands)              1999       1998       Change
-------------------------------------------------------
Net interest and other
    Income                  $130       $176        (26%)
Percentage of net
revenues                       2%         4%
-------------------------------------------------------

Net interest and other income, which consists primarily of interest income, decreased 26% to $130,000 for the quarter ended March 31, 1999, from $176,000 in the comparable quarter of the prior year. Net interest and other income decreased 24% to $422,000 for the nine-month period ended March 31, 1999, from $552,000 in the comparable period of the prior year. These decreases were due primarily to the reduction in cash and investments resulting from the purchase of LSS, significant purchases of property, equipment and leasehold improvements, the repurchase of the Company's common stock and cash deposits made for federal income tax. These uses of cash were offset somewhat by the cash generated by operations.

If the leveraged recapitalization with WRH is approved by shareholders (as discussed above), the Company expects to incur net interest expense for the foreseeable future rather than net interest income due to the use of cash and the related debt that would be incurred.

INCOME TAXES

Three months ended March 31,
(In thousands)             1999   1998    Change
------------------------------------------------
 Income taxes              $244   $304    (20%)

 Effective tax rate         37%    37%
------------------------------------------------

Income taxes include federal and state income taxes currently payable and deferred taxes arising from temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The effective tax rate was consistent with that in the comparable periods of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

Working capital, which consists principally of cash, cash equivalents and short-term investments, was $8,383,000 as of March 31, 1999, compared to $8,525,000 at June 30, 1998. Cash and cash equivalents decreased by $2,870,000 for the nine months ended March 31, 1999. Additions to cash and cash equivalents included $4,118,000 provided by operations. Principal uses of cash and cash equivalents included $2,712,000 for the acquisition of LSS, $1,253,000 for the repurchase of common stock, $1,585,000 of capitalized software costs and $1,525,000 for the purchase of property and equipment.

The Company expects to spend approximately $100,000 for capital expenditures during the remainder of the fiscal year ending June 30, 1999. The Company's facility lease expired in November 1998, and the Company entered into a seven-year lease for a new facility. Net occupancy costs have increased only slightly as a result of this move; however, during the six months ended December 31, 1998, the Company incurred approximately $815,000 of tenant improvement costs and fixed asset purchases related to this move.

Long-term cash requirements, other than normal operating expenses, are anticipated for development of new software products and enhancement of existing products (including FlowMan version 4.0); financing anticipated growth; the possible acquisition of other software products, technologies and businesses; and the possible repurchase of the Company's common stock.

As of March 31, 1999, the Company had no interest-bearing debt outstanding. If the shareholders approve the leveraged recapitalization of the Company pursuant to the agreement between the Company and Terlin, Inc., (as discussed above) the Company expects the transaction to result in the origination of approximately $22,500,000 of long-term debt financing. In addition, the transaction would result in a significant reduction of the cash and investment balances held by the Company since these resources would be partially used to finance the recapitalization. The remaining balance of cash and investments will depend on the timing of the transaction and the cash generated and/or used before the transaction closes. The Company believes the net use of cash, cash-equivalents and short term investments in this transaction will be approximately $8,500,000. If the transaction is not approved, the Company believes that no new debt financing would be required and that its existing cash, cash equivalents, short-term investments, and cash generated by operations will be sufficient to satisfy its other currently anticipated cash requirements for fiscal year 1999.

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

(i) Internal Products

The Company has taken an inventory of all software and hardware systems used internally to conduct its ongoing business. These systems include client/server systems, LAN systems, PC systems and related software, security systems and voice mail systems. The Company has been notified by its vendors that certain of these systems are currently Year 2000-ready, while other systems are scheduled for purchase or update during the remainder of the 1999 fiscal year. The Company has performed limited testing to confirm Year 2000 readiness on certain of these systems, and intends to complete such testing by June 30, 1999. The Company has not retained any outside consultants to assist in the Year 2000 problem and based on its review of its internal systems, the Company believes the aggregate costs of completing Year 2000 readiness will not be material. The Company believes that significant record-keeping and operational deficiencies could occur should the Company's internal products not be made Year 2000-ready, which could have material adverse effects on the Company's business, financial condition and results of operations. However, because the Company believes that the majority of its internal systems are Year 2000-ready, no formal contingency plans have been developed to respond to such effects.

(ii) The Company's Products

A majority of the products that the Company sells in the operation of its business have been made Year 2000-ready. All of the products have been evaluated for the Year 2000 problem and significant steps have been taken to make each product Year 2000-ready. The following products have been made Year 2000-ready and have been subjected to testing for the Year 2000 problem: MortgageWare Loan Servicing, MortgageWare Loan Management System, MortgageWare TC, MortgageWare Entre, MortgageWare MarketLINQ, MortgageWare InvestorLINQ, MortgageWare InfoLINQ and BuilderBlock$TM. In addition to internal testing, the Company has published recommendations to its customers with regard to the testing that they should be performing in-house on these products to ensure Year 2000 readiness.

The Company believes that all of its products will be Year 2000-ready by the end of the 1999 fiscal year. The Company has not calculated separately from its product development costs, the costs of making its products Year 2000-ready. The Company believes that any incremental Year 2000-related expense has been less than $75,000 and any additional costs in achieving Year 2000 readiness are not expected to be material. Year 2000 readiness has been and is continuing to be addressed as a routine engineering exercise as successive versions or upgrades of the Company's products are released. No third-party consulting firms or Company personnel have been retained by the Company to specifically address Year 2000 issues relating to the Company's products. However, there can be no assurances that the Company's products do not contain undetected errors relating to the Year 2000 problem that may result in material additional cost or liabilities of unknown magnitude, which could have a material adverse effect on the Company's business, financial condition and results of operations. However, because the Company believes that all of its products will be Year 2000-ready, no formal contingency plans have been developed to respond to such effects. In addition, the Company believes that the purchasing patterns of customers and potential customers may be affected by the Year 2000 problem in a variety of ways. The Company believes that certain industry groups and large financial institutions have been making recommendations that mortgage lenders protect themselves from further Year 2000 exposure by deferring purchase and implementation of new software programs (whether or not they purport to be Year 2000-ready) until after January 1, 2000. Also, the Company believes that some customers may defer purchasing the Company's products because those customers will be diverting resources to address their own Year 2000 problems. In contrast, other customers may accelerate their decisions to purchase the Company's products to replace non-Year 2000-ready applications. The Company has not been able to directly measure any impact of these decisions for the nine months ended March 31, 1999, and believes that it is not possible to predict the overall impact of these decisions.

(iii) The Company's Vendors

The Company has identified third-party vendors upon which it places significant reliance and plans to ascertain their readiness for the Year 2000 problem during the 1999 fiscal year. The Company does not expect to incur any material costs in ascertaining the Year 2000-readiness of its significant vendors. Although the Company believes it is prudent to assess its vendors' Year 2000 readiness, it is unable to accurately predict the impact to the Company if certain vendors are not Year 2000-ready. Significant disruption in the businesses of the Company's customers and third-party vendors may have material adverse effects on the Company's business, financial condition and results of operations. However, because the Company expects that its significant third-party vendors are or will be Year 2000-ready, no formal contingency plans have been developed to respond to such effects.

CERTAIN ADDITIONAL FACTORS AFFECTING FUTURE RESULTS

If the proposed merger between the Company and Terlin, Inc. is completed as planned, the Company will have substantially more indebtedness than it has had historically. Consequently, a portion of cash flow available from operations will be dedicated to the payment of principal and interest on indebtedness, thereby reducing the funds that would otherwise be available to the Company for research and development, acquisitions and future business opportunities. In addition, the Company's ability to obtain additional financing in the future may be limited. Furthermore, the higher degree of leverage will make the Company relatively more vulnerable to economic downturns and competitive pressures. Each of these factors could materially adversely affect the Company's operating results and financial condition.

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

There is no assurance that the Company will be successful in attracting new customers in the mortgage technology market, or that its existing customers will continue to purchase its products and support services. In addition, there is no assurance that the Company's new mortgage technology products and services will be released in a timely fashion and that, if and when released, new products or services or its efforts to integrate the FlowMan technology into the MortgageWare Enterprise will be well received by its target market or that others will not successfully develop competing products and services. Each of these events could have a material adverse effect upon the Company's revenues, financial condition, and results of operations.

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



DATED:  May 7, 1999




                                            INTERLINQ SOFTWARE CORPORATION
                                            (Registrant)



                                             /s/ STEPHEN A. YOUNT
                                             Stephen A. Yount
                                             Executive Vice President and Chief
                                             Financial Officer
                                             (Principal Financial and Accounting
                                             Officer)

                                     EXHIBIT
                                      INDEX

                  EXHIBIT NUMBER                      TITLE
                  --------------                      -----
                      27.1                  FINANCIAL DATA SCHEDULE