Form 10-Q/A
period 1998-12-31
INTERLINQ SOFTWARE CORP
filed 1999-05-18
CIK 802242

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                               Amendment  No. 2
                                      to
                                   FORM 10-Q

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

                              INTERLINQ SOFTWARE CORPORATION
                                 CONDENSED BALANCE SHEETS

                                                         DECEMBER 31,      JUNE 30,
                                                            1998             1998
                                                         ------------     -----------
                                                         (restated)       (restated)
ASSETS                                                   (unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                           $ 2,707,270      $ 7,233,826
     Short-term investments                                6,703,116        6,673,923
     Accounts receivable, net                              3,797,274        3,400,194
     Inventory, prepaid expenses and
      other current assets                                 1,211,355          732,273
                                                         -----------      -----------
            Total current assets                          14,419,015       18,040,216
                                                         -----------      -----------

Property and equipment, at cost                            7,817,547        6,434,017
     Less accumulated depreciation and amortization        5,907,257        5,434,285
                                                         -----------      -----------
            Net property and equipment                     1,910,290          999,732
                                                         -----------      -----------

Capitalized software costs, net                            4,434,224        4,421,806
Goodwill and other intangible assets, net                  2,814,038        3,198,021
Other assets                                                 115,992          110,102
                                                         -----------      -----------
                                                         $23,693,559      $26,769,877
                                                         ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                    $   846,424      $   690,138
     Accrued compensation and benefits                     1,051,682        1,745,908
     Other accrued liabilities                               227,581          670,800
     Purchase consideration payable                               --        2,600,000
     Customer deposits                                       534,342          374,151
     Deferred software support fees                        4,205,486        3,434,092
                                                         -----------      -----------
            Total current liabilities                      6,865,515        9,515,089
                                                         -----------      -----------

NONCURRENT LIABILITIES                                       111,436           99,864

SHAREHOLDERS' EQUITY:
     Common stock                                             51,262           53,506
     Additional paid-in capital                            9,211,669       10,442,835
     Retained earnings                                     7,453,677        6,658,583
                                                         -----------      -----------
            Total shareholders' equity                    16,716,608       17,154,924
                                                         -----------      -----------
                                                         $23,693,559      $26,769,877
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
                                            =========      =========      =========      =========


Certain options outstanding at the end of each period presented were excluded from the computation of earnings per share because their inclusion would be anti-dilutive as follows:

                                         THREE MONTHS ENDED             SIX MONTHS ENDED
                                             DECEMBER 31,                  DECEMBER 31,
                                         1998            1997          1998            1997
                                       ---------      ---------      ---------      ---------
Options excluded from computation          4,933        225,165         28,312        230,732
Weighted-average exercise price        $    7.55      $    5.83      $    7.08      $    5.83

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

                                                   Quarter Ended      Six Months Ended
                                                  December 31, 1997   December 31, 1997
                                                  -----------------   -----------------
   Total net revenues                                $4,504,000          $8,504,000
   Net income                                           125,000             209,000
   Net income per share - basic and diluted                 .02                 .04

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

NET REVENUES

Three months ended December 31,
(In thousands)                1998          1997         Change
---------------------------------------------------------------
Software license fees        $3,159        $2,153            47%

Software support fees         2,086         1,734            20%

Other                           560           481            16%
---------------------------------------------------------------
Total net revenues           $5,805        $4,368            33%
---------------------------------------------------------------

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

COST OF REVENUES

Three months ended December 31,
(In thousands)                     1998           1997          Change
----------------------------------------------------------------------
Software license fees             $  611         $  398             54%

Percentage of software
  license fees                        19%            18%
----------------------------------------------------------------------

Software support fees             $  631         $  605              4%

Percentage of software
   support fees                       30%            35%
----------------------------------------------------------------------

Other                             $  280         $  208             35%
Percentage of other                   50%            43%
----------------------------------------------------------------------
Total cost of revenues            $1,522         $1,211             26%

Percentage of net revenues            26%            28%
----------------------------------------------------------------------

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



OPERATING EXPENSES

Three months ended December 31,
(In thousands)                         1998           1997          Change
--------------------------------------------------------------------------
Product development                   $  836         $  451             85%

Percentage of net revenues                14%            10%
--------------------------------------------------------------------------

Sales & marketing                     $1,420         $1,377              3%

Percentage of net revenues                24%            32%
--------------------------------------------------------------------------

General & administrative              $1,623         $  948             71%

Percentage of net revenues                28%            22%
--------------------------------------------------------------------------

Amortization of goodwill
   and other intangible assets        $  215             --             nm

Percentage of net revenues                 4%            --
--------------------------------------------------------------------------

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

NET INTEREST AND OTHER INCOME

Three months ended December 31,
(In thousands)                     1998           1997          Change
----------------------------------------------------------------------
Net interest and other
    income                        $  137         $  184            (26%)
Percentage of net revenues             2%             4%
----------------------------------------------------------------------

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

INCOME TAXES

Three months ended December 31,
(In thousands)             1998           1997          Change
--------------------------------------------------------------
Income taxes              $  120         $  209            (43%)

Effective tax rate            37%            37%
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

(ii) The Company's Products

A majority of the products that the Company sells in the operation of its business have been made Year 2000-ready. All of the products have been evaluated for the Year 2000 problem and significant steps have been taken to make each product Year 2000-ready. The following products have been made Year 2000-ready and have been subjected to testing for the Year 2000 problem: MortgageWare Loan Servicing, MortgageWare Loan Management System, MortgageWare TC, MortgageWare Entre, MortgageWare MarketLINQ, MortgageWare InvestorLINQ, Mortgageware InfoLINQ and BuilderBlock$(TM). In addition to internal testing, the Company has published recommendations to its customers with regard to the testing that they should be performing in-house on these products to ensure Year 2000 readiness.

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

(iii) The Company's Vendors

The Company has identified third-party vendors upon which it places significant reliance and plans to ascertain their readiness for the Year 2000 problem during the 1999 fiscal year. The Company does not expect to incur any material costs in ascertaining the Year 2000 readiness of its significant vendors. Although the Company believes it is prudent to assess its vendors' Year 2000 readiness, it is unable to accurately predict the impact to the Company if certain vendors are not Year 2000-ready. Significant disruption in the businesses of the Company's customers and third-party vendors may have material adverse effects on the Company's business, financial condition and results of operations. However, because the Company expects that its significant third-party vendors are or will be Year 2000-ready, no formal contingency plans have been developed to respond to such effects.

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

               A proposal to amend the Company's 1993 Stock Option Plan (the
               Plan) to increase the number of shares of Common Stock to be granted under the plan was approved as follows:


             Affirmative         Votes
                Votes           Against        Abstentions        Non-Votes
             -----------       ---------       -----------        ---------
              3,742,158          781,215           21,156          577,248

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



DATED:  May 17, 1999



                                   INTERLINQ SOFTWARE CORPORATION
                                   (Registrant)



                                   /s/ Stephen A. Yount
                                   --------------------
                                   Stephen A. Yount
                                   Executive Vice President and Chief Financial
                                   Officer
                                   (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

          EXHIBIT NUMBER                      TITLE
     -------------------------    -------------------------------
               27.1                  FINANCIAL DATA SCHEDULE