Form 10-K
period 1999-06-30
INTERLINQ SOFTWARE CORP
filed 1999-09-28
CIK 802242

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                    ---------
                                    FORM 10-K
                                    ---------

(Mark One)

X Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended JUNE 30, 1999

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

                  Yes X                             No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on September 17, 1999 as reported on the Nasdaq National Market, was approximately $23,822,000.

As of September 17, 1999, there were 5,150,665 shares of the Registrant's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Company's definitive proxy statement for the annual meeting of shareholders of the Company to be held on November 9, 1999, which will be filed with the Securities and Exchange Commission within 120 days after June 30, 1999, are incorporated by reference into Part III of this report.

PART I

ITEM 1. BUSINESS

OVERVIEW

        INTERLINQ Software Corporation ("the Company") was founded in Washington in 1982 and over the last seventeen years has developed, marketed and sold software for the mortgage lending industry. Through the 1999 fiscal year the Company concentrated on this industry as a leading business solutions provider to approximately 2,000 banks, savings institutions, mortgage banks, mortgage brokers, and credit unions.

        Pursuant to a purchase and sale agreement dated June 30, 1998, the Company acquired substantially all the assets and business of Logical Software Solutions Corporation ("LSS"), in a transaction accounted for using the purchase method of accounting. The assets and technology acquired through this transaction included FlowMan version 3.2 ("FlowMan"). FlowMan is an award-winning enterprise software application that integrates disparate systems and applications in order to facilitate ongoing process knowledge management by applying its business process and rules technology across an entire enterprise. In connection with this acquisition, the Company formed the Enterprise Technology Division ("ETD") and reorganized the Company's existing mortgage software business into the Mortgage Technology Division ("MTD"). Over the last year, the Company has continued to develop the FlowMan product internally and expects to release version 4.0 in the first half of fiscal year 2000. The Company expects this version will offer significant enhancements over the current product.

MORTGAGE TECHNOLOGY DIVISION

        OVERVIEW

        Through its Mortgage Technology Division, the Company works closely with clients to provide comprehensive software applications and business solutions for the residential mortgage and construction lending industry. MTD offers a suite of products called MortgageWare Enterprise, which manages the entire life cycle of a mortgage loan. MortgageWare Enterprise is designed to provide greater operational efficiency, real-time access to data, and a cost-effective means for managing and integrating information. It is designed to allow mortgage lenders to improve their business processes and practices, thereby improving their efficiency and profitability. MortgageWare Enterprise creates an integrated system of reliable information for business analysis; data is entered only once, managed from a central point, and accessible from every desktop licensed to utilize products in the MortgageWare Enterprise. MortgageWare Enterprise can perform a wide variety of mission critical enterprise tasks, including matching loan programs for lenders and borrowers, originating and servicing mortgage loans and risk analysis of all loans within an organization.

        As of June 30, 1999, MortgageWare products had been installed and were currently supported by the Company for approximately 2,000 financial institutions.

        The Company's target market is the approximately 34,400 financial institutions in the United States, Puerto Rico and the Virgin Islands. According to Company estimates based on available industry data, this market is comprised of approximately 20,000 mortgage banks and brokers, 9,000 banks, 4,000 credit unions and 1,400 savings institutions.

        The Company intends to generate future revenue growth within MTD from the sale of mortgage loan servicing technology and products designed to provide customers with better information access and content. The Company integrated MortgageWare TC with FlowMan during fiscal year 1999 to create MortgageWare TC Workflow Tools and expects this product to contribute to future revenue growth as well. These areas of growth are expected to complement the Company's current products, which address operational efficiency in order to decrease the cost of the mortgage loan cycle. In the near term, further penetration of the loan production market and the mortgage loan servicing market (along with additional sales of products and support services to existing customers with its current products) is expected to provide the majority of the Company's revenue. The Company has planned releases of new enhancements and upgrades to existing products targeted for fiscal year 2000. In addition, the Company intends to integrate FlowMan into MortgageWare Loan Servicing during the latter half of fiscal year 2000.

        STRATEGY

        The Company's strategy with respect to MTD is to strengthen and leverage its position as a leading technology provider in the mortgage industry. This strategy includes extending the scope of the Company's easy-to-use, PC-based offerings, in order to help customers shape their business activities through the use of technology and information. The Company is supported in this strategy by a strong base of recurring revenue from long-term customer relationships and the activities of a direct sales force.

        Easy-to-Use Software

        The Company believes its customers require software solutions that are specifically designed for financial institutions and that are easy to use and support (since the residential mortgage and construction lending processes are complex and many are performed by individuals with modest computer experience). The Company's strategy is to provide software solutions that can be easily installed and used. In order to provide consistent, high-quality support and service, the Company does not create customized software; however, it does, from time to time, enhance its products for certain customers on a "pay for priority" basis. In addition, product upgrades often include modifications and enhancements requested by customers.

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

        Direct Sales Force

        The Company believes that industry specific expertise and knowledge are required to sell its products, and therefore, it employs a direct sales force. The Company retains sales personnel who it believes are skilled in residential mortgage and construction lending, as well as PC-based software applications. The Company believes that maintaining its own sales force allows it to develop long-term customer relationships.

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

        PRODUCTS AND SERVICES

        The Company believes the strength of its Mortgage Technology Division lies in its ability to provide customers with an integrated approach to originating, processing, secondary marketing, servicing, and analyzing loans. The Company offers a variety of products for strategic and tactical business solutions in the mortgage industry, including the MortgageWare(R) Loan Management System and MortgageWare(R)TC, MortgageWare TC Workflow Tools, MortgageWare for Brokers, MortgageWare MarketLINQ(R), MortgageWare InvestorLINQ(TM), MortgageWare Entre(TM), MortgageWare InfoLINQ(R), MortgageWare Loan Servicing(TM), and BuilderBLOCK$(R). Together, these business solutions make up the MortgageWare Enterprise -- which offers greater operational efficiency enterprise-wide, faster access to information, and cost-effective management of information content.

The following table briefly describes INTERLINQ's MortgageWare Enterprise products:

POINT-OF-SALE AND ORIGINATION
------------------------------------------------------------------------------------------------
Entre                   Loan officers pre-qualify applicants in the field through the use of a
                        Windows-based software that runs on a laptop computer

Origination             Loan officers enter loan applications directly into a PC, either in the office or in the field

MORTGAGE LOAN MANAGEMENT SYSTEM (LMS) AND MORTGAGEWARE TC
------------------------------------------------------------------------------------------------
Qualifying              Allows quick assessment of a potential borrower's ability to qualify for a loan

Processing              Handles loan application data entry, document tracking and database maintenance

Closing                 Produces closing documents, including jurisdiction-specific promissory notes and mortgages or deeds of trust

Settlement              Enables a lender or settlement agent to manage checking accounts, print checks and report IRS data

Tracking                Produces management reports designed to meet each customer's particular needs

Workflow Tools          Matches processes to resources and needs.
                        Automates and adjusts business processes to reflect
                        shifts in interest rates or changes in staffing.
                        Graphical interface allows non-technical managers to
                        design and adjust processes without programming.

MortgageWare for        Provides brokers with a scaled-down version of the MortgageWare LMS
    Brokers             designed to meet their specific needs for product and pricing

SECONDARY MARKETING
------------------------------------------------------------------------------------------------
MarketLINQ              Serves as a central point of data entry and maintenance
                        for all mortgage loan programs and rates, providing
                        automatic distribution enterprise-wide

InvestorLINQ            Manages the risk of financial loss in the origination
                        and subsequent selling of mortgage loans. Helps
                        secondary marketing departments maximize profits from
                        the sale of loans in the secondary market, by providing
                        pipeline information to price loan products and hedge
                        their position.

LOAN SERVICING
------------------------------------------------------------------------------------------------
Loan Servicing          Provides lenders with a complete, scalable and cost-effective
                        Windows-based loan servicing solution

Servicing Gateway       A streamlined version of Loan Servicing designed for lenders holding loans for sale

CONSTRUCTION LENDING
------------------------------------------------------------------------------------------------
BuilderBLOCK$           Provides ability to service and report essential components of a construction loan

ANALYSIS AND COMMUNICATIONS
------------------------------------------------------------------------------------------------
InfoLINQ                Provides mortgage lenders with a complete intranet-based environment in which to collect, extract, and distribute business analysis

COMLINQ                 Handles inter-branch electronic communications for MortgageWare software

MELAPI                  Imports loan data from Web sites or call centers into MortgageWare

MortgageBase            Enables customers to access their MortgageWare data via FoxPro.
                        Converts files into an xbase format and prints sophisticated reports

Interfaces              Interfaces link to Fannie Mae's MORNETPlus(R) Credit Information Service,
                        Fannie Mae's Desk Top Underwriter, Freddie Mac Loan Prospector and
                        systems run by M&I Data Services.


        MortgageWare Entre. Provides loan officers or brokers ("Originators") with tools to tailor loan programs, enabling better customer service and more expedient completion of each loan application. In order to improve communication between originators in the field and the processing department, MortgageWare Entre is designed to increase accuracy, timeliness, and back-office tracking of each loan. The Company believes that MortgageWare Entre gives mortgage originators a competitive advantage by enabling them to quickly pre-qualify borrowers for purchases and refinances, show side-by-side comparisons of different loan programs, take the loan application, give the borrower conditional loan approval on the spot, and produce professional-looking open-house flyers (this Windows-based system includes a contact manager for efficient follow-up). In addition, MortgageWare Entre provides the ability to order risk grade evaluation and mortgage insurance and request underwriting through Freddie Mac's Loan Prospector and the ability to request underwriting directly from Fannie Mae's Desktop Underwriter.

        MortgageWare TC and MortgageWare Loan Management System. MortgageWare TC and MortgageWare Loan Management System are modular systems for residential mortgage loan management that address qualifying, point-of-sale origination, processing, closing, settlement, pipeline tracking and management, and inter-branch electronic communications. MortgageWare TC, the thin-client version of the MortgageWare Loan Management System, was designed to reduce network traffic, improve performance, simplify hardware requirements and reduce exposure to network-related problems. These systems can also receive tiered pricing from MarketLINQ, so lenders can compare actual locked interest rates against rate sheet data. This "intelligent" system directs and streamlines the flow of work throughout a company, supporting the transition from individual workflow to an organizational workflow that boosts efficiency across the entire enterprise. MortgageWare TC utilizes a 32-bit Windows client-server architecture.

        MortgageWare MarketLINQ. A Windows-based product, MortgageWare MarketLINQ serves as a central point of data entry and maintenance for all mortgage loan programs and rates including tiered pricing, which allows an administrator to electronically distribute up-to-date information enterprise-wide on demand. This program ensures that data is entered into the system only one time--whether it's being used for in-house purposes or by a loan officer working to obtain the best interest rate for a borrower. Direct links into Bridge Information Systems enable the pricing for loan programs to be efficiently managed and rapidly recalculated as changes in mortgage pricing occur (often multiple times daily). MortgageWare MarketLINQ utilizes a 32-bit architecture.

        MortgageWare Loan Servicing. The Company believes that its MortgageWare Loan Servicing enhances a customer's profitability by offering an alternative to service bureau and mainframe-based servicing. MortgageWare Loan Servicing is offered at a competitive price that provides true economic benefit to customers. In addition, it offers open access to the loan servicing information, which gives loan servicers a cost and an information advantage. MortgageWare Loan Servicing utilizes a 32-bit Windows client-server architecture, coupled with advanced information features that automate and manage business events for a loan servicer.

        Servicing Gateway. A streamlined version of Loan Servicing, Servicing Gateway is a low-cost product designed specifically for those lenders holding loans for sale. Using Servicing Gateway they can collect payments and account for interest paid without the cost of a full servicing operation.

        BuilderBLOCK$. For construction lending, BuilderBLOCK$ offers a Windows-based system that simplifies and streamlines the management of construction loans. This construction-lending product offers an alternative to manual or spreadsheet calculations. The product enables users to automatically prepare Forms 1099 and 1098, enter draw requests, track inspections and print checks. Key features include the automation of IRS reporting for both suppliers and borrowers; the ability for lenders to compare the percentage of building completion against the percentage of funds disbursed to date; and the maintenance of a historical record of all transactions by supplier and contractor. The system is designed to provide quick and easy entry of inspection data; one screen captures information for all loans, and the information is then automatically transferred to each individual loan.

        MortgageWare InfoLINQ(R). Intranet-based application enables better business decisions by automatically collecting information from MortgageWare or other systems and providing tools for analysis. Customized desktop reports can be distributed even to non-MortgageWare users.

        Other MortgageWare Information Management Tools. The Company has developed and expects to continue to develop products that it believes speed up the cycle of mortgage loan creation. Other mortgage technology products offered by the Company include:

        MortgageWare(R) External Loan-Application Interface. Imports data captured in a MORNETPlus Version 3.0 format, translating leads collected by call centers, Web sites or other loan-origination vehicles into loan applications ready for processing in MortgageWare. Supports data integrity by flagging potential errors.

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

        New Products/Modules Under Development

        Integration of FlowMan. During fiscal year 1999 the Company integrated its newly acquired FlowMan technology into MortgageWare TC and plans to integrate FlowMan into MortgageWare Loan Servicing during fiscal year 2000. This is expected to further broaden the capabilities and benefits of these packages and further strengthen the MortgageWare Enterprise.

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

        Electronic forms and custom electronic documents necessary in the loan production process are available to customers through a special marketing agreement with CBF Systems, Inc., VMP Mortgage Forms Division ("VMP"). Under this agreement, customers are introduced to these products by the Company's direct sales force. Responsibility for producing, maintaining compliance, and shipping documents to customers is held by VMP. The Company receives a percentage of the revenue collected by VMP.

        The Company also sells laser fonts and font cartridges and provides laser logo services. The Company has developed interfaces to Fannie Mae, Freddie Mac and Ginnie Mae networks to facilitate delivery of closed loans. In addition, the Company has developed several programs to export servicing data to loan servicing systems for its customers.

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

        Regular feedback on the quality of customer service is an integral part of the Company's customer service strategy. The Company employs an independent research firm that calls each customer at least once a year to measure customer satisfaction. The reports are used by the Company to monitor its procedures to enhance customer satisfaction. In addition, the Company has advisory panels for each of its products. Advisory panels consist of customers who are chosen to be representative of the Company's diverse, mortgage lending, customer base. As a subset to the advisory panels, the Company holds annual focus group meetings to obtain information and feedback on specific cross-product issues.

        The Company has a Major Account Services group to serve the needs of its largest customers. As of June 30, 1999, 52 of its customers were included in the program. The Major Account Services staff acts as liaison for each major account customer, following up on issues and setting priorities for system enhancements. With this program, the Company believes that it can better address the needs of its largest customers and improve overall service for all its customers.

        PRODUCT DEVELOPMENT

        The MortgageWare Enterprise continues to evolve, with input from many sources, including customers who submit software enhancement request forms suggesting corrections or enhancements, as well as the advisory panels for each product. The Company maintains a database of all product support calls, which provides feedback to its Product Development Department. In addition, the Company maintains a database that is accessible via the Internet (to registered customers) that provides product, troubleshooting and contact information.

        The Company has organized its Product Development Department into teams working on products or closely related groups of products. These teams include personnel with experience in product analysis, software engineering, research and technology, quality assurance, and product marketing. Their objective is to ensure that all products meet the Company's standards while developing products that meet the market's needs. Employees on these teams are selected for their skills in mortgage lending, software development and marketing.

        The Company examines new technologies and platforms on an ongoing basis to determine their potential benefits to customers. The Company currently develops products using Windows NT and Windows 95 operating systems, ODBC compliant database options (SQL Server(TM) and MS Access(TM)) Web browser-based interfaces and thin-client technology, Visual C++, and ActiveX programming tools on a PC network. Currently, MortgageWare Loan Management System runs on Windows platforms and uses licensed technology to run on the DOS operating system and on major PC networks. Other products, such as MortgageWare TC, MortgageWare Entre, MortgageWare Loan Servicing, MortgageWare MarketLINQ, Servicing Gateway and BuilderBLOCK$ all run under the Windows operating system.

        During fiscal year 2000, the Company plans to integrate FlowMan into MortgageWare Loan Servicing. This is expected to further broaden the capabilities and benefits of these packages and further strengthen the MortgageWare Enterprise.

        SALES AND MARKETING

        The Company employs a direct sales force in its MTD because it believes that considerable expertise is required to sell its mortgage technology products and that strong customer relationships are key to its success. The Company's direct sales force consists of a national sales manager and sales executives. These personnel are supported by sales administration and inside sales representatives. As of June 30, 1999, the Company employed 12 sales executives and one national sales manager located throughout the country that are each responsible for an assigned geographic territory. Certain sales representatives are exclusively devoted to sales of the Company's servicing products. The Company expects its sales executives to maintain relationships with existing customers and to be responsible for the generation of new business and expansion of existing business. Sales administration representatives handle contracts and other administrative details, while inside sales representatives qualify sales leads, set appointments for sales executives, and manage much of the sales follow-up.

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

        CUSTOMERS

        The Company's mortgage technology customer base is geographically diverse and covers a broad range of sizes and types of financial institutions. MortgageWare products are installed and currently supported for approximately 2,000 customers in 50 states plus Puerto Rico, Guam, and the U.S. Virgin Islands. As of June 30, 1999, this customer base was comprised of approximately 800 mortgage brokers and bankers, 640 banks, 460 credit unions and 100 savings institutions. In fiscal year 1999, no single customer accounted for more than 5% of the Company's net revenues.

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

ENTERPRISE TECHNOLOGY DIVISION

        OVERVIEW

        Through its Enterprise Technology Division, the Company intends to maximize the value of its investment in the FlowMan technology while retaining the rights to use the technology within its MortgageWare Enterprise product suite. These alternatives include pressing forward with plans to take the FlowMan technology to market, which involves developing sales channels and identifying strategic partners; recapitalizing the division (as a joint venture or a separate subsidiary, for example); or divesting the FlowMan technology.

        FlowMan is an award-winning technology that integrates disparate systems and applications in order to facilitate ongoing process knowledge management, by applying its business process and rules technology across an entire enterprise. FlowMan is designed to coordinate the execution and timing of all tasks, events and decisions for key business processes across legacy systems, enterprise applications, client-server systems and Internet technologies. If the Company decides to take FlowMan 4.0 to market, as discussed above, the Company expects sales of FlowMan to begin in the second half of fiscal year 2000.

        The Company believes that potential target markets for FlowMan include the Enterprise Application Integration ("EAI") market as well as a variety of vertical markets (such as healthcare, insurance, government, transportation and utilities, etc.). EAI technologies attempt to integrate applications at the business process level rather than at the data level. The Company believes that FlowMan enables reusability of integration techniques and processes across departments and environments and allows users to implement application integration and reengineer processes without extensive user knowledge or training in the specific underlying technologies. The Company also believes that software providers in vertical markets can use FlowMan as an integration/workflow toolkit or component to enhance their products' functionality and architecture.

        STRATEGY

        The Company is currently refining its strategy with respect to the Enterprise Technology Division and specifically, the FlowMan technology. In general, the Company is attempting to establish FlowMan as a leading technology in the EAI and workflow market contributing to overall Company growth and diversification by providing access to markets outside of the mortgage lending industry. The Company believes that this would require partnerships with industry experts with the required knowledge and skills to compete both as an enterprise solutions provider within the EAI market and as a leader in certain vertical markets.

        Enterprise Application Integration & Workflow Market

        The EAI market is a new and growing marketplace, which according to some industry analysts could reach $1 billion within a few years. This marketplace could potentially provide the Company access to both a much larger technology market and business opportunity. In addition, the Company believes a need exists in numerous vertical markets (such as healthcare, insurance, government, transportation and utilities, etc.) for an application integration/workflow technology that can be used to enhance existing and development stage products. The Company believes that these markets may offer a significant business opportunity for the Company.

        Although demand for EAI software products has grown in recent years, the EAI market is still an emerging market. The Company's future financial performance will depend in large part on the strategy it ultimately chooses and on continued growth in the number of organizations adopting EAI computing environments and the number of applications developed for use in those environments. There can be no assurance that the Company's strategic objectives will succeed or that the market for EAI software will continue to grow. If the EAI software market fails to grow or grows more slowly than the Company currently anticipates, the Company's business, operating results and financial condition would be materially adversely affected.

        Indirect Sales Channel

        The Company believes that successful companies in the EAI market will be those that develop relationships with other experts in the field who have either specific software and hardware expertise in the EAI market and/or specialized industry knowledge in particular vertical markets.

        There can be no assurance that the Company will be able to attract partners (such as OEMs, system integrators and third-party application providers) that will be able to market the Company's products effectively and will be qualified to provide timely and cost-effective customer support and service. In addition, the Company anticipates that its agreements with potential partners (when negotiated) may not be exclusive and many of these prospective partners may carry competing product lines. Therefore, there can be no assurance that any prospective partner will be dependable in representing or marketing the Company's products, and the inability to recruit, or the loss of important partners could adversely affect the Company's results of operations. In addition, if it is ultimately successful in selling products through these channels, the Company expects that any material increase in the Company's indirect sales as a percentage of total revenue will adversely affect the Company's average selling prices and gross margins due to the lower unit prices that the Company receives when selling through indirect channels.

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

        PRODUCT DEVELOPMENT

        The Company is committed to enhancing the FlowMan technology to ensure that it maintains its recognition as a leading, award-winning and innovative technology. Flowman version 4.0, anticipated for commercial release during the first half of fiscal year 2000, will offer significant enhancements over version 3.2, including three-tier architecture for expanded scalability, Component Object Model (COM) technology, object-oriented methodology and ActiveX controls. FlowMan version 4.0 will be deployable across distributed network environments.

        The EAI software market is characterized by rapid technological change, frequent new product introductions and evolving industry standards. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. There can be no assurance that the Company will be successful in developing and marketing product enhancements or new products that respond to technological change or evolving industry standards, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these products, or that its new products and product enhancements will adequately meet the requirements of the marketplace and achieve market acceptance. There is also no assurance that the Company will be successful in attracting appropriate partners with whom to develop, market, and/or otherwise receive value for the FlowMan product. If the Company is unable, for technological or other reasons, to develop and introduce new products or enhancements of existing products in a timely manner in response to changing market conditions or customer requirements, or if the Company is unable to develop appropriate partnerships to bring this product to market, the Company's business, operating results and financial condition will be materially adversely affected.

        SALES AND MARKETING

        The Company is currently evaluating strategic alternatives regarding the best methods to take the FlowMan product to market. The Company currently employs two sales personnel and has not as yet developed a formal sales channel.

        CUSTOMERS

        The Company currently has 9 end-user installations of FlowMan.

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

        Many of the Company's current and potential competitors have significantly greater financial, technical, marketing and other resources than the Company; some offer complementary products not offered by the Company. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products than the Company can. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not materially adversely affect its business, operating results and financial condition.

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

        Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy the Company's products or to obtain and use its proprietary information. Policing unauthorized use of the Company's products is difficult, and since the Company is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. There can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that competitors will not independently develop similar technology.

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

        MANUFACTURING

        The principal materials used in the Company's products include compact disks (or computer diskettes) and documentation. The manufacturing process includes the development and testing of software by the Company, plus the production of a master copy for duplication. The Company contracts with an outside source for all disk duplication for major product releases and updates. Accompanying documentation, which is minimal since most documentation is on-line, is created by the Company and sent to an outside source to be reproduced. The Company generally ships products within a few business days after receipt of an order. Normally the Company has little or no backlog, but has experienced occasional backlogs. At June 30, 1999, the Company's backlog was not material.

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

        There is no assurance that the Company will be successful achieving its strategic objectives in maximizing the value of the FlowMan technology. In addition, there is no assurance that FlowMan 4.0 will be released in a timely fashion or that, if and when released, it will be well received by its target market or that others will not successfully develop competing products and services. Each of these events could have a material adverse effect upon the Company's revenues, financial condition, and results of operations.

        Potential expansion of the Company's operations in the EAI software market would require significant additional expenses and capital and could strain the Company's management, financial and operational resources. Furthermore, there can be no assurance that the Company's experience and leadership in the mortgage-related software market would benefit the Company as it entered new markets, and gross margins attributable to new business areas could be lower than those associated with the Company's existing business activities. There can be no assurance that the Company would be able to expand its operations in a cost-effective or timely manner. Furthermore, any new business launched by the Company that is not favorably received by consumers could damage the Company's reputation or the INTERLINQ brand. The lack of market acceptance of such efforts or the Company's inability to generate satisfactory revenues from such expanded services or products to offset their cost could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

        The Company is unable to accurately estimate unit sales of its products and the volume of annual support contracts that its customers will purchase due in general to the nature of the software markets, and specifically to the cyclical and volatile nature of the residential mortgage lending market, and the development stage of the EAI market. In early 1994, the residential mortgage lending market experienced a reduction in mortgage refinance volumes due to a rise in interest rates. The Company experienced a significant decrease in net revenues, operating income and net income during the fourth quarter of fiscal year 1994 which continued through most of fiscal year 1995. During fiscal years 1999, 1998 and 1997, in part due to the increase in mortgage lending and refinance volumes, the Company has seen increases in revenues, operating income and net income.

        During the fourth quarter of fiscal year 1999, mortgage-lending rates began to rise, coupled with an increase in interest rates by the Federal Reserve. There can be no assurance that mortgage-lending rates will not continue to increase. The Company also believes that this interest rate environment, coupled with the Year 2000 problem, is contributing to a softened sales environment. Such continued increases in interest rates and the Year 2000 problem could have a material adverse effect on the Company's revenues, profitability, and financial condition.

        EMPLOYEES

        As of August 31, 1999, the Company employed 182 people, including 37 in sales and marketing, 73 in product development, 46 in customer service and 26 in operations. None of the Company's employees is represented by a labor union, and the Company believes that its relationship with its employees is good.

    EXECUTIVE OFFICERS OF THE REGISTRANT

    The executive officers of the Company, as of September 17, 1999, are as follows:

          NAME              AGE                               POSITION
-------------------------- ------- ---------------------------------------------------------------
Jiri M. Nechleba             41    President and Chief Executive Officer

Stephen A. Yount             42    Executive Vice President, Enterprise Technology Division,
                                   Chief Financial Officer and Secretary

Patricia R. Graham           46    Executive Vice President, Mortgage Technology Division

JIRI M. NECHLEBA has been President and Chief Executive Officer since September 1995. From 1993 through August 1995, he served as Senior Vice President and General Manager of SolutionWare, a subsidiary of A.C. Nielsen, a division of Dun & Bradstreet, and a provider of information systems to the consumer packaged goods industry. From 1985 to 1993, Mr. Nechleba was an independent management consultant to a variety of industries. Mr. Nechleba holds two Bachelor of Science degrees from the Massachusetts Institute of Technology.

STEPHEN A. YOUNT has been Executive Vice President - Enterprise Technology Division, Chief Financial Officer and Secretary of the Company since July 1998. Prior to this position he was the Vice President-Finance, Chief Financial Officer and Secretary since October 1991. Additionally, Mr. Yount served as Interim President from January to September 1995. During 1991, Mr. Yount held a temporary position with PF Industries & Acrotech, Inc., an aerospace company, where he served as Chief Financial Officer. From 1989 to 1991, Mr. Yount was the President and Chief Financial Officer of PacSoft Incorporated, a civil engineering software firm. Mr. Yount earned a CPA certificate in 1982 and holds a BA in Business Administration from the University of Washington.

PATRICIA R. GRAHAM has been Executive Vice President-Mortgage Technology Division since July 1998. Prior to her promotion, Ms. Graham was Vice President
- Sales and Marketing since March 1996. From 1990 to 1995, she served in various capacities with A.C. Nielsen Co., a subsidiary of Dun & Bradstreet, including executive vice president. From 1981 to 1990 she was employed by Information Resources, Inc. and departed holding the position of Senior Vice President. Ms. Graham holds a Masters degree in Political Science from Rutgers University.

ITEM 2. PROPERTIES

        The Company is currently leasing and occupying approximately 35,000 square feet of office space in Bellevue, Washington. This lease expires in November 2005 and contains two consecutive renewal options for five years each. The Company believes that its current facilities will be adequate for its needs through the end of fiscal year 2000.

ITEM 3. LEGAL PROCEEDINGS

        The Company is not currently a party to any litigation that would have a material adverse effect on the Company or its business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 1999.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The Common Stock has traded on the Nasdaq National Market under the symbol INLQ since April 27, 1993. The Company has 1,652 beneficial shareholders as of August 30, 1999, based on computations including participants in security positions listings, as defined by Rule 17Ab-8 of the Exchange Act. Presented below are quarterly closing stock price ranges as reported on Nasdaq National Market for the periods indicated.

                                                          HIGH          LOW
                                                       ------------ ------------
     Fiscal year ended June 30, 1999

         Fourth quarter                                   $8.13        $6.25
         Third quarter                                     8.56         7.63
         Second quarter                                    9.00         5.00
         First quarter                                     7.75         4.69

     Fiscal year ended June 30, 1998

         Fourth quarter                                   $7.50        $4.50
         Third quarter                                     5.50         3.88
         Second quarter                                    4.75         3.75
         First quarter                                     4.63         3.50


The Company has never paid dividends on its Common Stock. The Company intends to retain future earnings for use in its business and therefore does not anticipate paying dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

Years Ended June 30,                               1999      1998      1997      1996       1995
----------------------------------------------------------------------------------------------------
(In thousands except per share data)
STATEMENTS OF OPERATIONS DATA:
    Net revenues:

        Software license fees                      $13,092   $ 9,647   $ 7,055   $ 6,232    $ 4,314
        Software support fees                        8,637     6,976     6,073     5,773      5,483
        Other                                        2,702     1,723     1,239     1,088      1,196
                                                 ---------------------------------------------------
           Total net revenues                       24,431    18,346    14,367    13,093     10,993
                                                 ---------------------------------------------------
    Cost of revenues:

        Software license fees                        2,506     1,778     1,500     1,653      1,424
        Software support fees                        2,731     2,445     1,856     1,678      1,788
        Other                                        1,468       859       683       589        642
                                                 ---------------------------------------------------
           Total cost of revenues                    6,705     5,082     4,039     3,920      3,854
                                                 ---------------------------------------------------
           Gross profit                             17,726    13,264    10,328     9,173      7,139
                                                 ---------------------------------------------------
    Operating expenses:

        Product development                          3,225     1,609     2,147     2,060      1,123
        Sales and marketing                          5,983     5,674     4,011     4,230      4,244
        General and administrative                   5,988     3,754     3,152     3,010      3,404
        Purchase of in-process research &
           development                                  --     1,350        --        --         --
        Amortization of goodwill and other
            intangible assets                          858        --        --        --         --
        Other general expenses - nonrecurring           --        --        --        --        952
                                                 ---------------------------------------------------
           Total operating expenses                 16,054    12,387     9,310     9,300      9,723
                                                 ---------------------------------------------------
           Operating income (loss)                   1,672       877     1,018      (127)    (2,584)
    Net interest and other income                      545       744       719       811        676
                                                 ---------------------------------------------------
        Income (loss) before income taxes            2,217     1,621     1,737       684     (1,908)
    Income taxes                                       820       616       627       251       (780)
                                                 ---------------------------------------------------
           Net income (loss)                       $ 1,397   $ 1,005   $ 1,110   $   433    ($1,128)
                                                 ===================================================

PER SHARE DATA:

       Net income (loss) - basic                   $   .27   $   .19   $   .19   $   .07      ($.19)
                                                 ---------------------------------------------------
       Net income (loss) - diluted                 $   .25   $   .19   $   .19   $   .07      ($.19)
                                                 ---------------------------------------------------
       Shares used to calculate net income
          (loss) - basic                             5,174     5,213     5,707     5,965      5,831

       Shares used to calculate net income
          (loss) - diluted                           5,485     5,376     5,842     6,171      5,831

BALANCE SHEET DATA:

    Cash, cash equivalents and investments         $11,763   $13,908   $13,831   $14,218    $14,373
    Working capital                                  8,190     8,525    11,623    12,823     13,638
    Total assets                                    25,797    26,770    21,067    22,321     21,609
    Total shareholders' equity                      17,517    17,155    16,050    17,771     17,338

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

        MORTGAGE TECHNOLOGY

        Prior to the mid-1980s, mortgage loans in the United States were originated in a manual and paper-intensive process. Then, beginning in the mid-1980s and running through the mid-1990s, the mortgage lending industry implemented its first wave of automation with PC-based software solutions for mortgage originations. During this period of time, INTERLINQ Software Corporation ("Company"), experienced rapid revenue and customer growth by providing its MortgageWare(R) Loan Management System - a robust, full-featured and cost-effective PC-based software solution. This first wave of automation was accelerated and amplified from 1992 to early 1994 as mortgage interest rates reached historically low levels and mortgage refinance volumes soared. Then, in early 1994, the Federal Reserve raised interest rates, which immediately caused mortgage refinance volumes to plummet. As a result, lenders found themselves with excess labor and mortgage processing capacity. During the remainder of 1994 and for most of 1995, the Company believes that the industry was focused more on staff reduction than adding new automated loan management systems.

        Beginning in fiscal year 1996 through fiscal year 1999, mortgage-lending rates have reflected a lending environment that has experienced a certain degree of volatility. In spite of this volatility, the overall lending conditions have been considered favorable for the borrower compared to most historical measures. With this overall favorable lending environment, mortgage-lending activity has increased, driven by an increase in financing of home sales and refinancing of existing mortgages.

        During the fiscal year ended June 30, 1999, the Company experienced increased license fees due to a combination of certain lenders once again needing additional production capacity and demand for MortgageWare products by existing and new customers.

        Looking forward, the Company believes that it will experience a softening sales environment through at least the first two to three quarters of fiscal year 2000, driven by reduced mortgage origination volumes (related to rising interest rates) as well as uncertainties related to Year 2000 issues. Mortgage interest rates increased during the fourth quarter of fiscal year 1999, coupled with an increase in interest rates by the Federal Reserve. In addition, the Company believes that due to its customers' continued lower profit margins, they will shift their long-term purchasing decisions to solutions that reduce unit costs and, accordingly, increase profit margins, rather than solely increasing production capacity. During fiscal years 1996 and 1997, the Company focused its product development effort to provide a more diverse and integrated "enterprise" solution for the mortgage lending industry. It is the Company's belief that its broader enterprise solution (including MortgageWare TC Workflow Tools) has positioned the Company well for recent changes in the mortgage lending industry and has contributed to the increases in software license revenues in fiscal years 1998 and 1999. This broader product offering focuses more on reducing the cost of originating, processing, and servicing a mortgage, than on increasing production capacity.

        ENTERPRISE TECHNOLOGY

        At the end of fiscal 1998, the Company created the Enterprise Technology Division ("ETD") as a result of the acquisition of Logical Software Solutions Corporation ("LSS").

        The Company has a two-prong strategy with regard to this acquisition. In the first prong, the Company is integrating the acquired FlowMan product with the Company's MortgageWare(R) Enterprise product suite. The Company released MortgageWare TC Workflow Tools in April of 1999 and is beginning the integration of the technology with MortgageWare Loan Servicing(TM). This is expected to further broaden the product offering of the Mortgage Technology Division ("MTD") and strengthen the commitment of the Company to enterprise solutions. In the second prong, the Company intends to examine a number of alternatives that will allow it to maximize the value of its investment in the FlowMan technology while retaining the rights to use FlowMan technology within its MortgageWare Enterprise product suite. These alternatives include pressing forward with plans to take the FlowMan technology to market, which involves developing sales channels and identifying strategic partners; recapitalizing the Company's Enterprise Technology Division - as a joint venture or a separate subsidiary, for example; or divesting the FlowMan technology. Regardless of the alternative chosen, the Company believes that FlowMan can be sold as an application package into other vertical markets and as a toolkit for use by other application providers. The Company believes that the Enterprise Application Integration ("EAI") marketplace is in its early stages and will grow significantly over the next few years. This two-prong strategy is intended to maximize the value of the FlowMan technology, while allowing the Company to continue to expand and excel in its core market of mortgage technology.

NET REVENUES
------------------------------------------------------------------------------------------------
(In thousands)                               1999     Increase     1998     Increase     1997
------------------------------------------------------------------------------------------------
Software license fees                       $13,092      36%     $ 9,647       37%     $ 7,055

Software support fees                         8,637      24%       6,976       15%       6,073

Other                                         2,702      57%       1,723       39%       1,239
                                          ------------------------------------------------------
Total net revenues                           24,431      33%     $18,346       28%     $14,367
================================================================================================

        Net revenues consist of software license fees, software support fees, and other revenues (which include training fees, consulting fees, custom document fees and other miscellaneous sales), net of discounts and sales returns.

        Software license fees increased by 36% for fiscal year 1999 compared to fiscal year 1998, and increased by 37% for fiscal year 1998 compared to fiscal year 1997. The increase in software license fees in fiscal year 1999 compared to fiscal year 1998 was due primarily to a combination of the overall favorable lending conditions discussed above as well as sales of the Company's newer products, which make up the MortgageWare Enterprise. The Company continued to experience increasing sales of its MortgageWare TC product (released in fiscal year 1998), as well as the various interfaces that are sold in conjunction with MortageWare TC.

In addition, sales volume increased for MortgageWare Loan Servicing. The increase in software license fees in fiscal year 1998 compared to fiscal year 1997 was due primarily to a combination of the overall favorable lending conditions discussed above, the immediate acceptance of MortgageWare TC as well as increases in demand and related revenues for the Company's newer products, MortgageWare Loan Servicing, MortgageWare InfoLINQ and MortgageWare MarketLINQ.

        Software support fees increased by 24% for fiscal year 1999 compared to fiscal year 1998, and by 15% for fiscal year 1998 compared to fiscal year 1997. These year-to-year increases reflected a modest number of new customer additions and an increase in the volume of software licenses sold to new and existing customers, offset slightly by a low but fairly constant attrition rate in the installed customer base. Due in part to changes, from time to time, in government regulations applicable to documentation required for residential mortgage lending, the vast majority of the Company's customers purchase annual software support agreements. However, because software support fees are recognized ratably over the term of the annual support agreement, whereas software license fees are recognized on product shipment, the percentage increase in software support fees compared to software license fees is not directly proportional. The Company believes that, due to higher support fees charged on MortgageWare TC and MortgageWare Loan Servicing, that software support fees are likely to continue to increase at a modest rate in fiscal year 2000.

        Other revenues increased by 57% for fiscal year 1999 compared to fiscal year 1998, and by 39% for fiscal year 1998 compared to fiscal year 1997. The increase in other revenues in fiscal year 1999 compared to fiscal year 1998 was due primarily to an increase in training revenue (associated with increased software sales volume), an increase in custom programming, consulting and data conversion revenue, as well as an increase in document referral fees. The increase in other revenues in fiscal year 1998 compared to fiscal year 1997 was due primarily to increases in training revenues and consulting fees. The Company expects consulting fees to increase during the latter half of fiscal year 2000 due primarily to increases in demand for MortgageWare Loan Servicing (which can require higher levels of customization and implementation services than the Company's other mortgage technology products), the expected customization and implementation services that will be sold with FlowMan and projects which have been delayed by customers due to the Year 2000 problem.

        Looking forward, the Company anticipates that its newer products, MortgageWare Loan Servicing, MortgageWare InvestorLINQ, MortgageWare TC Workflow Tools (which integrates FlowMan into MortgageWare TC) and FlowMan will deliver an increasing contribution to software license fees, and related increases to software support fees and other revenues. The Company also anticipates that if INTERLINQ decides to take FlowMan 4.0 to market, as discussed above, ETD will start selling the technology in fiscal year 2000. Revenues are dependent on the release of FlowMan 4.0 and the development of sales channels.

        Despite the current increasing interest rate environment described above, the Company believes the overall lending environment to be favorable as of the end of fiscal year 1999, as compared to most historical measures. Nonetheless, there can be no assurance that mortgage lending rates will not continue to increase or experience a high degree of volatility. Such continued increases or volatility could have a material adverse effect on the Company's revenues, profitability, and financial condition. Even if lending rates stabilize, if such rates are perceived as being too high, homeowners and potential homeowners may delay decisions that would otherwise result in mortgage lending transactions. Such delays may have an adverse effect upon the Company's customers, and upon the Company and its operations. The

Company is new to the EAI marketplace, which is a relatively new, constantly changing and intensely competitive market. In addition, many of the Company's competitors in this market have longer operating histories, greater name recognition, and significantly greater financial, technical and marketing resources than the Company. There is no assurance that the Company's products will be accepted by the market or that the Company will be competitive within the market, which would have a material adverse effect on the Company's revenues, profitability and financial condition.

COST OF REVENUES
------------------------------------------------------------------------------------------------
(In thousands)                              1999     Increase     1998     Increase     1997
------------------------------------------------------------------------------------------------
Software license fees                      $2,506       41%      $1,778       19%       $1,500
Percentage of software license fees            19%      --           18%      --            21%
------------------------------------------------------------------------------------------------
Software support fees                       2,731       12%       2,445       32%        1,856
Percentage of software support fees            32%      --           35%      --            31%
------------------------------------------------------------------------------------------------
Other                                       1,468       71%         859       26%          683
Percentage of other revenues                   54%      --           50%      --            55%
------------------------------------------------------------------------------------------------
Total cost of revenues                     $6,705       32%      $5,082       26%       $4,039
Percentage of total net revenues               27%      --           28%      --            28%
------------------------------------------------------------------------------------------------

        Cost of software license fees consists primarily of the amortization of capitalized software development costs and, to a lesser extent, commissions and royalties paid to third parties for certain interface products, the purchase and duplication of disks and product documentation. As a percentage of software license fees, cost of software license fees increased to 19% for fiscal year 1999 compared to 18% for fiscal year 1998 and decreased to 18% for fiscal year 1998 compared to 21% for fiscal year 1997. The increase for fiscal year 1999 compared to fiscal year 1998 was due primarily to an increase in sales of interface products that require third party commissions and royalties. The decrease for fiscal year 1998 compared to fiscal year 1997 was due primarily to revenues increasing at a rate substantially faster than cost of software license fees.

        The dollar amount of the cost of software license fees increased by 41% from $1.78 million in fiscal year 1998 to $2.51 million in fiscal year 1999. This dollar increase was primarily the result of higher amortization of capitalized software development costs for virtually all of the Company's newer products (MortgageWare Loan Servicing, MortgageWare TC, FlowMan, MortgageWare Entre(TM), MortgageWare InfoLINQ and MortgageWare MarketLINQ) offset only slightly by decreases in amortization for MortgageWare Loan Management System and the Company's discontinued secondary marketing product. In addition, as described above, the Company paid higher third party commissions for sales of certain interface products that it sells. The dollar amount of the cost of software license fees increased by 19% from $1.50 million in fiscal year 1997 to $1.78 million in fiscal year 1998. This dollar increase was primarily the result of higher amortization of capitalized software development costs for MortgageWare Loan Servicing and MortgageWare Entre, offset by a decrease in amortization for MortgageWare Loan Management System. Amortization of capitalized software development costs was $2,200,000, $1,560,000, and $1,290,000 for fiscal years 1999, 1998 and 1997, respectively. The Company expects the dollar amount of its amortization of capitalized software development costs to continue to increase for fiscal year 2000 compared to fiscal year 1999 due primarily to the stage of development and the timing of the release of several of the Company's products.

        Cost of software support fees includes salaries and other costs related to providing telephone support and the purchase, duplication and shipping of disks associated with software updates. As a percentage of software support fees, cost of software support fees decreased to 32% for fiscal year 1999 compared to 35% for fiscal year 1998 and increased to 35% for fiscal year 1998 compared to 31% for fiscal year 1997. The decrease in fiscal year 1999 compared to 1998 was due primarily to software support fees increasing at a rate substantially higher than the cost of software support fees. The dollar increase in the cost of software support fees was $286,000, which was due primarily to additional headcount and compensation related expenses. The increase in fiscal year 1998 compared to 1997 was due primarily to a higher salary cost and a less efficient ratio of customer support staff to customers as well as an increase in other direct cost of support expenses associated with supporting a higher software license volume. Looking forward, the Company expects the dollar cost of software support fees to increase due to the increased staffing that will be required to support a higher installed base of the Company's products and in order to support the FlowMan product. The Company also expects that these factors may lead to a modest increase in the ratio of the cost of software support fees to software support fees.

        Cost of other revenues consists primarily of the salaries and non-reimbursable expenses for the employees who provide training, custom programming, data conversions and consulting services. As a percentage of other revenues, cost of other revenues increased to 54% for fiscal year 1999 compared to 50% for fiscal year 1998 and decreased to 50% for fiscal year 1998 compared to 55% for fiscal year 1997. The increase in fiscal year 1999 compared to 1998 was due primarily to lower gross margins on certain consulting engagements sold by the Company during the year. The improvement in 1998 compared to 1997 was due primarily to higher gross margins earned on training and consulting services. Looking forward, the Company expects the cost of other revenues to increase as the revenues for customization and implementation fees increase. Additional headcount and contract labor will be required both for customization and implementation services on MTD and ETD projects.

OPERATING EXPENSES
------------------------------------------------------------------------------------------------
                                                                           Increase
(In thousands)                              1999     Increase     1998     (Decrease)   1997
------------------------------------------------------------------------------------------------
Product development                        $3,225      100%      $1,609       (25)%     $2,147
Percentage of net revenues                     13%      --            9%       --           15%
------------------------------------------------------------------------------------------------
Sales and marketing                         5,983        5%       5,674        41%       4,011
Percentage of net revenues                     24%      --           31%       --           28%
------------------------------------------------------------------------------------------------
General and administrative                  5,988       60%       3,754        19%       3,152
Percentage of net revenues                     25%      --           20%       --           22%
------------------------------------------------------------------------------------------------
Purchase of in-process R&D                     --       --        1,350        --           --
Percentage of net revenues                     --       --            7%       --           --
------------------------------------------------------------------------------------------------
Amortization of goodwill and other
      intangible assets                       858       --           --        --           --
Percentage of net revenues                      4%      --           --        --           --
------------------------------------------------------------------------------------------------

        Product development expenses include salaries for software developers and analysts, facility costs and expenses associated with computer equipment used in software development, net of costs capitalized. As a percentage of net revenues, product development expenses increased to 13% for fiscal year 1999 compared to 9% for fiscal year 1998, and decreased to

9% for fiscal year 1998 compared to 15% for fiscal year 1997. The increase for 1999 consisted of a dollar increase of $1.62 million, which was due primarily to the ETD development costs associated with efforts to complete FlowMan 4.0 and to operate the ETD development facility. In addition, payroll and related expenses for MTD also increased due to increased headcount and higher salaries (due in part to the tight labor market for technical personnel). The increase in MTD was offset somewhat by an increase in the amount of software development costs that were capitalized and the Company allocating certain development resources to consulting and custom programming. The decrease for 1998 consisted of a dollar decrease of $538,000, which was due primarily to an increase in capitalized software development costs that were offset somewhat by increases in headcount and the related salary expenses.

        The Company capitalized $2,123,000, $1,846,000, and $877,000 of product development expenditures for fiscal years 1999, 1998 and 1997, respectively. The increase in capitalized product development expenses during fiscal year 1999 compared to fiscal year 1998 was due primarily to increases in costs capitalized for MortgageWare InvestorLINQ, MortgageWare MarketLINQ, MortgageWare InfoLINQ, and MortgageWare Entre, offset somewhat by decreases in costs capitalized for MortgageWare TC and MortgageWare Loan Servicing. The increase in capitalized product development expenses during fiscal year 1998 compared to fiscal year 1997 was due primarily to the fact that the Company had no significant capitalized costs for MortgageWare TC, MortgageWare Entre, and MortgageWare MarketLINQ during the 1997 fiscal year, but capitalized $750,000 of costs related to these products in fiscal year 1998. These costs related to the development of significant enhancements to these products during the year. As some of the Company's products have been on the market for a few years and are reaching more mature stages, the Company expects capitalized costs to decrease for these products during fiscal year 2000. The Company also anticipates the release of FlowMan 4.0 during fiscal year 2000 and expects to begin to capitalize the associated development costs as well as those for significant enhancements to this product. The Company expects the results of these two factors to be somewhat offsetting and believes they will result in the net capitalized software costs to remain relatively flat during fiscal year 2000.

        Sales and marketing expenses include salaries, sales commissions, travel, and facility costs for the Company's sales and marketing personnel. Sales and marketing expenses also include advertising, telemarketing and trade show expenses. As a percentage of net revenues, sales and marketing expenses decreased to 24% for fiscal year 1999 compared to 31% for fiscal year 1998, and increased to 31% for fiscal year 1998 compared to 28% for fiscal year 1997. The decrease for fiscal year 1999 resulted primarily from net revenues increasing at a substantially faster rate than sales and marketing expenses. Sales and marketing expenses increased on a dollar basis by $309,000, which was due primarily to the costs of the ETD sales and marketing efforts during the year. MTD's sales and marketing expenses were essentially flat for the year, although salaries and commissions increased (in correlation to the increase in revenue) while promotional costs (advertising, public relations, sales promotions etc.), depreciation, recruiting and other direct costs for this division decreased during the year. The increase for fiscal year 1998 represented a dollar increase of $1.66 million, which was due primarily to higher salaries and related payroll taxes, recruiting costs and commissions associated with a higher performing direct sales force. These expenses increased with the increases in revenue as discussed above (although not in direct proportion). In addition, the Company incurred increases in advertising, sales promotion and public relations, as well as travel and related direct costs of sales efforts in order to promote new products and the MortgageWare Enterprise offering. The Company expects sales and marketing expenses to increase on a dollar basis but to remain relatively consistent on a percentage of revenue basis for fiscal year 2000 compared to fiscal year 1999.

        General and administrative expenses include costs associated with finance, accounting, purchasing, order fulfillment, administration and facilities. As a percentage of net revenues, general and administrative expenses increased to 25% for fiscal year 1999 compared to 20% for fiscal year 1998, and decreased to 20% for fiscal year 1998 compared to 22% for fiscal year 1997. The increase for fiscal year 1999 was due primarily to approximately $1.36 million of expenses associated with the proposed recapitalization of the Company that was terminated in June of 1999. These expenses included legal fees, investment banking fees, accounting fees, printing costs and other miscellaneous direct expenses. In addition, the Company moved its corporate headquarters in November of 1998, resulting in higher general and administrative costs associated with the move. Lastly, the Company's other direct general and administrative expenses have increased as a result of the growth of the Company and the additional infrastructure required to support this growth. The percentage decrease for fiscal year 1998 was due primarily to revenue increasing at a faster rate than general and administrative expenses. The Company expects general and administrative expenses to decrease on a dollar basis and a percentage of net revenues basis for fiscal year 2000 compared to fiscal year 1999, due primarily to the significant non-recurring expenses incurred in fiscal year 1999 related to the terminated recapitalization.

        Purchase of in-process research & development represented a one-time charge incurred by the Company upon the acquisition of LSS on June 30, 1998. This amount represented the estimated fair value of the purchased in-process research & development based upon risk adjusted estimated net cash flows related to the incomplete research and development projects. The technology obtained in this acquisition required significant further development so that it could be successfully integrated with the existing MortgageWare products and so that it could successfully compete in the Enterprise Application Integration market. Therefore, $1,350,000 of the purchase price was recorded as in-process research & development and expensed on the date of acquisition as the in-process technology had not yet reached technological feasibility and had no alternative future uses. LSS's FlowMan 4.0 product was under development at the time of the acquisition. This project encompassed significantly enhancing and adding features and functionality to the existing FlowMan 3.2 product. At the time of acquisition the Company expected FlowMan 4.0 to be completed during fiscal year 1999 at an estimated cost of $200,000. Due to unforeseen technical complexities and other project management issues, the development calendar has been extended and the Company expects the project to be completed in the first half of fiscal 2000. The Company has incurred approximately $875,000 in development costs through June 30, 1999, and estimates an additional $340,000 of costs through the date of project completion.

    At the time of the acquisition of LSS, revenues attributable to FlowMan 4.0 were projected for purposes of valuing the acquired in-process research & development. The Company continues to believe that FlowMan 4.0 will produce substantial revenues subsequent to successful completion. The Company originally expected to market both FlowMan 3.2 and 4.0 through its existing direct sales force and indirect distribution channels. During the quarter ended September 30, 1998, the Company concluded that a majority of sales would come through indirect channels that need to be developed. The increased need to develop indirect distribution channels and the delay in the expected completion date of FlowMan
4.0 from fiscal year 1999 to fiscal year 2000 have affected the amount and timing of projected revenues. As a result, during the quarter ended September 30, 1998, the Company revised its projected annual revenue ranges down to a range of $0.3 million to $6.5 million, as compared to the original projected annual revenue ranges of $1.0 million to $10.3 million. The Company has not made any significant changes to these projections since the first quarter of fiscal 1999, other than to match the expected timing of those revenues to the expected completion date of the project.

        Though the Company currently expects that the acquired in-process technology will be successfully developed, there can be no assurance that commercial or technical viability of the product will be achieved. If the project is not successfully developed, the Company may not realize the value assigned to the in-process research & development. In addition, the value of goodwill and other acquired intangible assets may also become impaired. Ongoing operations and financial results for acquired businesses and the Company are subject to a variety of factors, which may or may not have been known or estimable at the time of such acquisition, and the estimates discussed above are subject to change.

NET INTEREST AND OTHER INCOME
------------------------------------------------------------------------------------------------
(In thousands)                              1999     Decrease     1998     Increase     1997
------------------------------------------------------------------------------------------------
Net interest and other income               $545        (27)%     $744         4%        $719
Percentage of net revenues                     2%        --          4%       --            5%
------------------------------------------------------------------------------------------------

        Interest income was $535,000, $766,000, and $747,000, for the fiscal years ended June 30, 1999, 1998 and 1997, respectively. Interest income decreased by 30% for fiscal year 1999 compared to fiscal year 1998, and remained relatively consistent from 1997 to 1998. The decrease in fiscal 1999 was due primarily to the lower average cash and investment portfolio balances held by the Company during the year combined with slightly lower interest rates.

        As of June 30, 1999, the Company had no interest-bearing debt outstanding, and anticipates no new debt financing in the foreseeable future. Accordingly, the Company expects net interest and other income for the foreseeable future to reflect net interest income.

INCOME TAXES
------------------------------------------------------------------------------------------------
(In thousands)                              1999     Increase     1998     Decrease     1997
------------------------------------------------------------------------------------------------
Income taxes                                $820         33%      $616        (2)%       $627
Effective income tax rate                     37%        --         38%       --           36%
------------------------------------------------------------------------------------------------

        The provision for income taxes includes federal and state income taxes currently payable, and deferred taxes arising from temporary differences in determining income for financial statement and tax purposes. The effective tax rate has been relatively consistent over the past three fiscal years.

LIQUIDITY AND CAPITAL RESOURCES

        Working capital, which consists principally of cash, cash equivalents and short-term investments, was $8,190,000 as of June 30, 1999, compared to $8,525,000 at June 30, 1998. Cash and cash equivalents decreased by $1,345,000 for fiscal year 1999. Cash and cash equivalents provided by operating activities was $6,285,000 in fiscal year 1999. Principal uses of cash and cash equivalents included the repurchase of $1,253,000 of Company common stock, the cash outlay of $2,712,000 for the purchase of LSS (an additional $1,267,000 was paid on June 30, 1998), the purchase of $1,643,000 of furniture and equipment, $2,123,000 of capitalized software costs, and $813,000 of purchased technology.

        The Company's capital expenditures for fiscal years 1999 and 1998 were $1,643,000 and $572,000, respectively. The Company expects to spend about $850,000 in fiscal year 2000.

        Long-term cash requirements, other than normal operating expenses, are anticipated for development of new software products and enhancement of existing products, financing anticipated growth, the possible acquisition of other software products, technologies, and businesses, and the possible repurchase of the Company's common stock. The Company believes that its existing cash, cash equivalents, short-term investments, and cash generated by operations will be sufficient to satisfy its currently anticipated cash requirements for fiscal year 2000.

YEAR 2000

        The Year 2000 problem arose because many existing computer programs use only the last two digits to refer to a year. Therefore, these computer programs do not properly recognize a year that begins with "20" instead of the familiar "19." If not corrected, many computer applications could fail or create erroneous results.

        The Company has completed efforts to mitigate the impact of the Year 2000 problem on three levels: (i) the products that the Company uses internally to conduct its business, (ii) the products that it sells, and (iii) the Year 2000 readiness of the Company's vendors.

(i) Internal Products

        The Company has taken an inventory of all software and hardware systems used internally to conduct its ongoing business. These systems include client/server systems, LAN systems, PC systems and related software, security systems, and voice mail systems. The Company has performed testing to confirm Year 2000 readiness on these systems and believes that all significant systems are Year 2000-ready. The Company did not retain any outside consultants to assist in the Year 2000 problem and based on its review of its internal systems, the Company believes the aggregate costs of completing Year 2000 readiness were not material. There can be no assurances that the Company's internal systems do not contain undetected errors relating to the Year 2000 problem. The Company believes that significant record-keeping and operational deficiencies could occur should any of the Company's significant internal systems prove not to be Year 2000-ready, which could have material adverse effects on the Company's business, financial condition and results of operations. The Company has developed limited contingency plans to address operational issues should any deficiencies in its significant systems arise.

(ii) The Company's Products

        The Company believes that all of the products it sells in the operation of its business have been made Year 2000-ready. In addition to internal testing, the Company has published recommendations to its customers with regard to the testing that they should be performing in-house on its products to ensure Year 2000 readiness. The Company did not calculate separately from its product development costs, the costs of making its products Year 2000-ready. The Company believes that any incremental Year 2000-related expense has been less than $100,000. Year 2000 readiness was addressed as a routine engineering exercise as successive versions or upgrades of the Company's products were released. No third-party consulting firms were retained to specifically address the Year 2000 issue relating to the Company's products.

        There can be no assurances that the Company's products do not contain undetected errors relating to the Year 2000 problem that may result in material additional cost or liabilities of unknown magnitude, which could have a material adverse effect on the Company's business, financial condition and results of operations. However, because the Company believes that all of its products are Year 2000-ready, no formal contingency plans have been developed to respond to such effects.

        The Company believes that the purchasing patterns of customers and potential customers may be affected by the Year 2000 problem in a variety of ways. The Company believes that certain industry groups and large financial institutions have been making recommendations that mortgage lenders protect themselves from further Year 2000 exposure by deferring the purchase and implementation of new software programs (whether or not they purport to be Year 2000-ready) until after January 1, 2000. Also, the Company believes that some customers may defer purchasing the Company's products because those customers will be diverting resources to address their own Year 2000 problems. In contrast, other customers may accelerate their decisions to purchase the Company's products to replace non-Year 2000-ready applications. Although the Company believes that the impact of the Year 2000 problem is resulting in a reduction in software sales, the Company has not been able to directly measure the impact of these decisions for the fiscal year ended June 30, 1999. In addition, the Company believes that it is currently not possible to predict the overall impact of these decisions over the course of the next fiscal year.

(iii) The Company's Vendors

        The Company has identified third-party vendors upon whom it places significant reliance and is attempting to ascertain their readiness for the Year 2000 problem. Although the Company believes it is prudent to assess its vendors' Year 2000 readiness, it is unable to accurately predict the impact to the Company if certain vendors are not Year 2000-ready. Significant disruption in the businesses of the Company's customers and third-party vendors may have material adverse effects on the Company's business, financial condition and results of operations. Limited contingency plans have been developed to address operational issues should certain of the Company's significant third-party vendors prove not to be Year 2000-ready.

NEW ACCOUNTING STANDARDS

        On December 22, 1998, the AICPA Accounting Standards Executive Committee issued Statement of Position ("SOP") 98-9. SOP 98-9 amends paragraphs 11 and 12 of SOP 97-2 to require recognition of revenue using the "residual method" when
(1) there is vendor-specific objective evidence of the fair values of all undelivered elements in a multiple-element arrangement that is not accounted for using long-term contract accounting, (2) vendor-specific objective evidence of fair value does not exist for one or more of the delivered elements in the arrangement, and (3) all revenue-recognition criteria in SOP 97-2 other than the requirement for vendor-specific objective evidence of the fair value of each delivered element of the arrangement are satisfied. Under the residual method, the arrangement fee is recognized as follows: (1) the total fair value of the undelivered elements, as indicated by vendor-specific objective evidence, is deferred and subsequently recognized in accordance with the relevant sections of SOP 97-2 and (2) the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. The "residual method" established by SOP 98-9 is effective for fiscal years beginning after March 15, 1999. The Company believes that the adoption of SOP 98-9 will not have a material effect on the Company's revenue recognition.

        In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments embedded in other contracts, and for hedging activities. The Statement requires that entities recognize all derivatives as either assets or liabilities on the balance sheet and measure these derivatives at fair value. SFAS 133 also specifies a new method of accounting for hedging transactions, prescribes the type of items and transactions that may be hedged, and specifies detailed criteria to be met to qualify for hedge accounting. This Statement is effective for financial statements for periods beginning after June 15, 2000. The Company does not expect the adoption of this Statement to have a material impact on the financial statements.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        The Company does not use derivative financial instruments in its investment portfolio. Its financial instruments consist of cash and cash equivalents, short-term investments, trade accounts and contracts receivable and accounts payable. The Company's exposure to market risk for changes in interest rates relates primarily to its short-term investments and short-term obligations, thus, fluctuations in interest rates would not have a material impact on the fair value of these securities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                            Page #
                                                                                           --------
Independent Auditors' Report                                                                 31

Balance Sheets as of June 30, 1999 and 1998                                                  32

Statements of Income for the years ended June 30, 1999, 1998 and 1997                        33

Statements of Shareholders' Equity for the years ended June 30, 1999, 1998 and 1997          34

Statements of Cash Flows for the years ended June 30, 1999, 1998 and 1997                    35

Notes to Financial Statements                                                              36 - 45

Schedule II - Valuation and Qualifying Accounts                                              48

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of INTERLINQ Software Corporation as of June 30, 1999 and 1998, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Seattle, Washington
August 6, 1999

                         INTERLINQ SOFTWARE CORPORATION

                                 BALANCE SHEETS

As of June 30,                                                    1999            1998
----------------------------------------------------------------------------------------
ASSETS
Current assets:
    Cash and cash equivalents                                 $ 5,888,630    $ 7,233,826
    Investments available-for-sale, at fair value               3,805,102      3,406,389
    Investments held-to-maturity, at amortized cost             2,069,116      3,267,534
    Accounts receivable, less allowance for doubtful
       accounts of $322,000 in 1999 and $256,000 in 1998        3,763,446      3,400,194
    Inventory, prepaid expenses and other current assets          934,008        732,273
                                                              -----------    -----------
               Total current assets                            16,460,302     18,040,216
                                                              -----------    -----------
Property and equipment, at cost                                 6,576,456      6,434,017
    Less accumulated depreciation and amortization              4,872,314      5,434,285
                                                              -----------    -----------
               Net property and equipment                       1,704,142        999,732
                                                              -----------    -----------
Capitalized software costs, less accumulated amortization
    of $4,637,000 in 1999 and $2,439,000 in 1998                5,159,249      4,421,806
Goodwill and other intangible assets, less accumulated
    amortization of $858,000 in 1999 and $0 in 1998             2,384,377      3,198,021
Other assets                                                       88,914        110,102
                                                              -----------    -----------
                                                              $25,796,984    $26,769,877
                                                              ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                          $   440,962    $   690,138
    Accrued compensation and benefits                           2,082,743      1,745,908
    Other accrued liabilities                                     221,535        670,800
    Purchase consideration payable                                     --      2,600,000
    Customer deposits                                             965,204        374,151
    Deferred software support fees                              4,559,597      3,434,092
                                                              -----------    -----------
               Total current liabilities                        8,270,041      9,515,089
                                                              -----------    -----------
Noncurrent liabilities, excluding current installments              9,854         99,864

Shareholders' equity:
    Preferred stock, $.01 par value.  Authorized 5,000,000
       shares; no shares issued and outstanding                        --             --

    Common stock, $.01 par value.  Authorized 30,000,000
       shares; issued and outstanding 5,180,648 shares in
       1999 and 5,350,559 shares in 1998                           51,806         53,506
    Additional paid-in capital                                  9,409,382     10,442,835
    Retained earnings                                           8,055,901      6,658,583
                                                              -----------    -----------
               Total shareholders' equity                      17,517,089     17,154,924
Commitments
                                                              ===========    ===========
                                                              $25,796,984    $26,769,877
                                                              ===========    ===========

See accompanying notes to financial statements.

                         INTERLINQ SOFTWARE CORPORATION

                              STATEMENTS OF INCOME

Years Ended June 30,                                       1999           1998           1997
------------------------------------------------------------------------------------------------
Net revenues:
    Software license fees                              $13,091,646    $ 9,646,819    $ 7,055,457
    Software support fees                                8,637,227      6,975,959      6,072,544
    Other                                                2,702,338      1,723,615      1,239,045
                                                       -----------    -----------    -----------
        Total net revenues                              24,431,211     18,346,393     14,367,046
                                                       -----------    -----------    -----------
Cost of revenues:
    Software license fees                                2,506,509      1,778,263      1,499,645
    Software support fees                                2,730,637      2,445,025      1,856,486
    Other                                                1,468,295        859,269        682,666
                                                       -----------    -----------    -----------
        Total cost of revenues                           6,705,441      5,082,557      4,038,797
                                                       -----------    -----------    -----------
        Gross profit                                    17,725,770     13,263,836     10,328,249
                                                       -----------    -----------    -----------
Operating expenses:
    Product development                                  3,225,035      1,608,840      2,147,546
    Sales and marketing                                  5,982,424      5,674,475      4,011,440
    General and administrative                           5,988,056      3,754,222      3,151,761
    Amortization of goodwill and other intangible
        assets                                             858,348             --             --
    Purchase of in-process research and development             --      1,349,616             --
                                                       -----------    -----------    -----------
        Total operating expenses                        16,053,863     12,387,153      9,310,747
                                                       -----------    -----------    -----------
        Operating income                                 1,671,907        876,683      1,017,502
Net interest and other income                              545,522        744,865        719,275
                                                       -----------    -----------    -----------
    Income before income tax expense                     2,217,429      1,621,548      1,736,777
Income tax expense                                         820,111        616,066        626,900
                                                       -----------    -----------    -----------
    Net income                                         $ 1,397,318    $ 1,005,482    $ 1,109,877
                                                       ===========    ===========    ===========

Net income per share - basic                           $       .27    $       .19    $       .19
Net income per share - diluted                         $       .25    $       .19    $       .19

Shares used to calculate net income
       per share - basic                                 5,174,341      5,213,217      5,707,374
Shares used to calculate net income
       per share - diluted                               5,484,565      5,375,882      5,841,764

See accompanying notes to financial statements.

                         INTERLINQ SOFTWARE CORPORATION

                       STATEMENTS OF SHAREHOLDERS' EQUITY

                                                        Additional                    Total
                                              Common     Paid-in        Retained   Shareholders'
Years Ended June 30, 1999, 1998, and 1997      Stock     Capital        Earnings      Equity
-----------------------------------------------------------------------------------------------
Balances at June 30, 1996                     $60,386   $13,167,629    $4,543,224  $17,771,239
Issuance of 19,962 shares of common stock         199        17,321            --       17,520
Tax benefit realized upon exercise of
   stock options                                   --        10,967            --       10,967
Repurchase of 642,000 shares of common
   stock                                       (6,420)   (2,852,830)           --   (2,859,250)
Net income for the year ended June 30,
   1997                                            --            --     1,109,877    1,109,877
-----------------------------------------------------------------------------------------------
Balances at June 30, 1997                      54,165    10,343,087     5,653,101   16,050,353
Issuance of 251,447 shares of common
   stock                                        2,515     1,444,882            --    1,447,397
Tax benefit realized upon exercise of
   stock options                                   --        13,793            --       13,793
Repurchase of 317,400 shares of common
   stock                                       (3,174)   (1,358,927)           --   (1,362,101)
Net income for the year ended June 30,
   1998                                            --            --     1,005,482    1,005,482
-----------------------------------------------------------------------------------------------
Balances at June 30, 1998                      53,506    10,442,835     6,658,583   17,154,924
Issuance of 80,089 shares of common
   stock                                          800       113,585            --      114,385
Tax benefit realized upon exercise of
   stock options                                   --       103,212            --      103,212
Repurchase of 250,000 shares of common
   stock                                       (2,500)   (1,250,250)           --   (1,252,750)
Net income for the year ended June 30,
   1999                                            --            --     1,397,318    1,397,318
-----------------------------------------------------------------------------------------------
Balances at June 30, 1999                     $51,806    $9,409,382    $8,055,901  $17,517,089
===============================================================================================

See accompanying notes to financial statements.

                         INTERLINQ SOFTWARE CORPORATION

                            STATEMENTS OF CASH FLOWS

Years Ended June 30,                                              1999           1998             1997
---------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                   $ 1,397,318     $ 1,005,482     $  1,109,877
Adjustments to reconcile net income to net cash provided
   by operating activities:
   Depreciation and amortization of property and equipment       939,051       1,094,884        1,111,438
   Amortization of capitalized software costs                  2,198,092       1,559,201        1,287,881
   Amortization of goodwill & other intangible assets            858,348
   Purchase of in-process research and development                    --       1,349,616               --
   Deferred income tax benefit                                  (108,000)       (305,290)          (2,217)
   Tax benefit realized upon exercise of stock options           103,212          13,793           10,967
   Change in operating assets and liabilities (net
     of acquisition):
     Accounts receivable                                        (363,252)     (1,505,816)         369,287
     Inventory, prepaid expenses and other current assets        (93,735)         82,882          (60,485)
     Other assets                                                 21,188         (39,203)         (44,878)
     Accounts payable                                           (136,796)         99,527           77,669
     Accrued compensation and benefits and other accrued
       liabilities                                              (202,440)      1,172,553           47,235
     Customer deposits                                           591,053         174,515         (164,067)
     Deferred software support fees                            1,080,801         389,388          411,835
                                                             -----------     -----------     ------------
        Net cash provided by operating activities              6,284,840       5,091,532        4,154,542
                                                             -----------     -----------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property and equipment                           (1,643,461)       (571,646)        (547,059)
Capitalized software costs                                    (2,123,035)     (1,845,881)        (877,334)
Purchase of source code and third-party technology              (812,500)             --         (275,000)
Purchases of investments                                      (3,295,774)     (7,402,921)     (14,511,012)
Proceeds from sales and maturities of investments              4,095,479       6,766,543       16,180,313
Cash paid for acquisition                                     (2,712,380)     (1,266,520)              --
                                                             -----------     -----------     ------------
        Net cash used in investing activities                 (6,491,671)     (4,320,425)         (30,092)
                                                             -----------     -----------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of common stock                           114,385          31,059           17,520
Repurchase of common stock                                    (1,252,750)     (1,362,101)      (2,859,250)
                                                             -----------     -----------     ------------
        Net cash used in financing activities                 (1,138,365)     (1,331,042)      (2,841,730)
                                                             -----------     -----------     ------------
        Net increase (decrease) in cash & cash                (1,345,196)       (559,935)       1,282,720
            equivalents
                                                             -----------     -----------     ------------
Cash and cash equivalents at beginning of year                 7,233,826       7,793,761        6,511,041
                                                             -----------     -----------     ------------
Cash and cash equivalents at end of year                     $ 5,888,630     $ 7,233,826     $  7,793,761
                                                             ===========     ===========     ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Net cash paid during the year for income taxes               $ 1,298,750     $   703,816     $    615,891

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
        FINANCING ACTIVITIES:

Acquisition effected through issuance of common stock
    and purchase consideration payable                                --     $ 4,016,338               --

See accompanying notes to financial statements.

                         INTERLINQ SOFTWARE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                             JUNE 30, 1999 AND 1998

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      (A)  DESCRIPTION OF BUSINESS

           INTERLINQ Software Corporation ("Company") provides technology that helps organizations effectively manage complex, information-intensive business transactions. The Company's Mortgage Technology Division ("MTD") provides business solutions to banks, savings institutions, mortgage banks, mortgage brokers, and credit unions. This division's product line encompasses all major components of the mortgage loan production process, secondary marketing activities, mortgage loan servicing, and construction loan servicing. The Company's Enterprise Technology Division ("ETD") provides application integration/workflow solutions that integrate disparate systems and applications to route information and processes seamlessly across an entire enterprise. These solutions coordinate activities across legacy systems, enterprise applications, databases and Internet technologies.

           The Company sells its products primarily through a direct sales force.

      (B)  CASH EQUIVALENTS

           All highly liquid investments purchased with a maturity of three months or less are considered to be cash equivalents. At June 30, 1999 and 1998, cash equivalents consisted primarily of commercial paper and were $3,200,000 and $4,650,000, respectively.

      (C)  INVESTMENTS

           Investments at June 30, 1999 and 1998 consist of investment-grade, interest-bearing corporate debt securities and money market auction preferred securities.

           The Company classifies investment securities as either available-for-sale or held-to-maturity depending upon its intentions at the time the securities are acquired. Investments available-for-sale are carried at fair value, with any unrealized holding gains and losses reported as a separate component of other comprehensive income. Investments held-to-maturity are carried at amortized cost.

           At June 30, 1999 and 1998, the fair value of all securities approximated amortized cost and there were no material unrealized holding gains or losses.

           Investments held-to-maturity have contractual maturities of less than one year. Investments available-for-sale include approximately $3,800,000 and $3,400,000 of money market auction preferred securities as of June 30, 1999 and 1998, respectively. These money market auction preferred securities are perpetual preferred stocks with floating rate dividends that are reset every 49 days. These investments are designed to minimize principal risk and to trade at par without principal volatility. The available for sale investments are corporate debt securities and have contractual maturities of less than one year.

      (D)  INVENTORY

           Inventory is stated at the lower of cost (first-in, first-out) or market (replacement cost).

      (E)  PROPERTY AND EQUIPMENT

           Property and equipment are stated at cost. Depreciation and amortization of property and equipment is on the straight-line method over the two to seven year estimated useful lives of the assets or respective lease terms if shorter.

           Management periodically evaluates property and equipment for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset.

      (F)  PRODUCT DEVELOPMENT AND CAPITALIZED SOFTWARE COSTS

           Software development costs incurred in conjunction with product development are charged to product development expense in the period the cost is incurred until technological feasibility is established. Thereafter, all software product development costs are capitalized and reported at the lower of unamortized cost or net realizable value. Software costs incurred in conjunction with the acquisition of technologically feasible products developed externally are capitalized and reported at the lower of unamortized cost or net realizable value.

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

      (G)  GOODWILL AND OTHER INTANGIBLE ASSETS

           Goodwill represents the excess of the cost of Logical Software Solutions Corporation ("LSS") acquired on June 30, 1998 - over the fair value of tangible and identifiable intangible assets at the date of acquisition. Other intangible assets include the value of workforce-in-place, customer list, tradename, and non-compete and employment agreements acquired in connection with the acquisition of LSS. Goodwill and other intangible assets will be amortized over their estimated useful lives ranging from three to four years. The recoverability of goodwill and other intangible assets is determined by assessing whether the amortization of the assets balances over their remaining life can be recovered through undiscounted future net operating cash flows of the Company. If it is determined that the goodwill and other intangible assets balance cannot be recovered through undiscounted future net operating cash flows, the amount of impairment is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average borrowing rate.

      (H)  REVENUE RECOGNITION

           Net revenues consist of software license fees, software support fees, and other revenues.

           On July 1, 1998, the Company adopted the provisions of Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"), which provides specific industry guidance and stipulates that revenue recognized from software arrangements is to be allocated to each element of the arrangement based on the relative fair values of the elements, such as software products, upgrades, enhancements, post contract customer support, installation, or training. Under SOP 97-2, the determination of fair value is based on objective evidence that is specific to the vendor. If such evidence of fair value for each element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value does exist or until all elements of the arrangement are delivered. Revenue is recognized when persuasive evidence of an arrangement exists and delivery has occurred, provided the fee is fixed and determinable, collectibility is probable and the arrangement does not require significant customization of the software. The adoption of SOP 97-2 did not have a material effect on revenue recognition or the Company's results of operations.

           Software support fees are recognized over the life of the related service contracts. Deferred software support fees represent fees charged to customers but not yet recognized as revenue.

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

      (J)  STOCK-BASED COMPENSATION

           The Company accounts for its employee stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock issued to Employees", and related interpretations. As such, compensation expense related to employee stock options granted under fixed plans is recorded only if, on the date of grant, the fair value of the underlying stock exceeds the exercise price. The Company provides pro forma net income disclosures for employee stock options grants made in 1995 and subsequent years as if the fair-value based method of accounting provided by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" had been applied to these transactions.

      (K)  INCOME TAXES

           The Company records income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Management evaluates the need to establish valuation allowances for deferred tax assets based upon the amount of existing temporary differences, the period in which they are expected to be recovered, and expected levels of taxable income.

      (L)  EARNINGS PER SHARE

           Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period.

           The following table reconciles the shares used in calculating basic earnings per share to the shares used in calculating diluted earnings per share:

                                                             1999         1998          1997
                                                           ---------    ---------    ---------
           Shares used to  calculate  basic  earnings
              per share                                    5,174,341    5,213,217    5,707,374
           Dilutive effect of outstanding stock options      310,224      162,665      134,390
                                                           =========    =========    =========
           Shares used to calculate diluted earnings
              per share                                    5,484,565    5,375,882    5,841,764
                                                           =========    =========    =========

           Options to purchase shares of common stock where the exercise price exceeded the average market price were excluded from the computations in 1999, 1998 and 1997 because they would be anti-dilutive. The shares of stock excluded from the computations are as follows:

                                      1999             1998             1997
                                 -------------    -------------    -------------
           Shares excluded              23,000          191,000          243,000

           Exercise price        $6.94 - $8.38    $4.97 - $8.38    $4.38 - $8.38


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

      (P)  COMPREHENSIVE INCOME

           In fiscal year 1999, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS 130 establishes new rules for the reporting and disclosure of comprehensive income and its components. Comprehensive income measures all changes in equity of an enterprise that do not result from transactions with owners. The Company has no components of comprehensive income for the fiscal years ended June 30, 1999, 1998 and 1997.

(2) PROPERTY AND EQUIPMENT

      Major classes of property and equipment as of June 30 are as follows:

                                          1999          1998
                                       ----------    ----------
             Leasehold improvements    $  595,601    $1,502,722
             Furniture and fixtures     1,103,120     1,082,467
             Computer equipment         4,222,678     3,475,017
             Office equipment             655,057       373,811
                                       ==========    ==========
                                       $6,576,456    $6,434,017
                                       ==========    ==========

(3) ACQUISITION

      On June 30, 1998, the Company entered into a purchase and sale agreement to acquire Logical Software Solutions Corporation. LSS was an enterprise application integration software developer and service provider. The purchase price consisted of 233,334 shares of common stock valued at $1,416,338, cash of $3,600,000, and direct acquisition costs of $378,930. The 233,334 shares of common stock issued in the acquisition were placed in escrow and will vest with time over a six-year period (subject to certain accelerated vesting provisions). On June 30, 1998, the Company paid $1,000,000 in cash and recorded the remaining balance of the cash purchase price as purchase consideration payable. Direct acquisition costs that were unpaid at June 30, 1998, were recorded as accounts payable.

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

       Accounts receivable                                $  292,158
       Property and equipment                                 50,733
       Workforce-in-place                                    142,149
       Customer list                                         171,691
       Tradename                                             213,632
       Noncompete and employment agreements                  263,172
       Goodwill                                            2,407,377
       Capitalized software                                  777,110
       In-process research and development                 1,349,616
       Accounts payable and accrued liabilities             (272,370)
                                                          ===========
                                                          $5,395,268
                                                          ===========


      A portion of the purchase price represented purchased in-process research and development that had not yet reached technological feasibility and had no alternative future use. The value assigned to purchased in-process research and development was determined by identifying research projects in areas for which technological feasibility had not been established; estimating the costs to develop the purchased in-process research and development into commercially viable products; estimating the resulting net cash flows from such projects; discounting the net cash flows back to the time of acquisition; and applying an attribution rate based on the estimated percent complete.

      The following table presents pro forma results of operations as if the acquisition had occurred at the beginning of the 1998 fiscal year, excluding all nonrecurring acquisition-related charges. The table includes the impact of certain adjustments such as goodwill amortization and related tax effects. The pro forma information is not necessarily indicative of the combined results that would have occurred had the acquisition been in effect for the entire periods presented, nor is it necessarily indicative of results that may occur in the future.

                                                          1998
                                                      ------------
       Total net revenues                             $19,477,617
       Net income                                       1,041,241
       Net income per share - basic and diluted               .19

(4) COMMITMENTS

      (A)  LEASES

           The Company leases its current premises under a noncancelable operating lease, which commenced in November 1998 and expires in October 2005. The Company charges the total of the scheduled lease payments to rent expense using the straight-line method over the life of the lease. Included in liabilities at June 30, 1999, is $36,879 in deferred rent related to the Company's current premises. Included in liabilities at June 30, 1998 was $17,875 in deferred rent related to the Company's prior premises.

           During fiscal year 1999, the Company also held a lease for previous premises, which expired in October 1998. The company negotiated a sublease to another tenant for the remaining lease term beginning in March 1994. Included in accrued liabilities at June 30, 1998, was $142,568, which represented the Company's remaining obligation under this lease, net of amounts to be received under the sublease.

           Future minimum lease payments under noncancelable operating leases are as follows:

                                            Minimum lease payments
                                            ----------------------
                Year ending June 30:
                2000                             $  670,113
                2001                                691,873
                2002                                711,993
                2003                                730,473
                2004                                735,832
                Thereafter                        1,035,321
                                                 ===========
                                                 $4,575,605
                                                 ===========

           Total rent expense amounted to $634,904, $384,481, and $379,994 for the years ended June 30, 1999, 1998, and 1997, respectively.

      (B)  401(K) PLAN

           The Company sponsors a 401(k) plan that covers substantially all employees. At its own discretion, the Company may make contributions to the plan based on a percentage of participants' contributions. The Company made contributions of $ 192,821 and $114,552 for the years ended June 30, 1999 and 1998, respectively. No contributions were made for the year ended June 30, 1997. The Company has no other postemployment or postretirement benefit plans.

(5) INCOME TAXES

      Components of income taxes are summarized as follows:

                                                      1999          1998          1997
                                                   ---------     ---------     ---------
             Current:
                 Federal                           $ 744,611     $ 830,022     $ 580,601
                 State                                80,288        77,541        37,549
                                                   ---------     ---------     ---------
                            Total current            824,899       907,563       618,150
                                                   ---------     ---------     ---------
             Deferred:
                 Federal                             (94,188)     (277,958)       (2,032)
                 State                               (13,812)      (27,332)         (185)
                                                   ---------     ---------     ---------
                            Total deferred          (108,000)     (305,290)       (2,217)
                                                   ---------     ---------     ---------
             Charge in lieu of taxes from
                 employee stock options              103,212        13,793        10,967
                                                   =========     =========     =========
                                                   $ 820,111     $ 616,066     $ 626,900
                                                   =========     =========     =========

      Income tax expense differs from "expected" income tax expense (computed by applying the U.S. federal income tax rate of 34%) as follows:

                                                      1999          1998          1997
                                                   ---------     ---------     ---------
             Computed "expected" tax expense       $ 753,926     $ 551,326     $ 590,504

             State income taxes, net of federal
                 benefit and other items              66,185        64,740        36,396
                                                   ---------     ---------     ---------
                                                   $ 820,111     $ 616,066     $ 626,900
                                                   ---------     ---------     ---------

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are as follows:

                                                                   1999            1998
                                                                -----------     -----------
             Deferred tax assets:
                 Allowance for doubtful accounts receivable     $   119,140     $    94,683
                 Deferred software support fees                      87,702         120,201
                 Deferred rent                                           --          48,894
                 Accrued expenses                                   130,887          87,222
                 Property and equipment                             739,408         638,866
                 Goodwill                                           238,704              --
                 Purchased in-process research & development        466,068         499,749
                                                                -----------     -----------
                 Total deferred tax assets                        1,781,909       1,489,615
                                                                -----------     -----------
             Deferred tax liabilities - capitalized software     (1,407,909)     (1,223,615)
                                                                -----------     -----------
                            Net deferred tax asset              $   374,000     $   266,000
                                                                ===========     ===========

      The Company believes that it is more likely than not that the results of future operations will generate sufficient taxable income to recover the net deferred tax asset.

(6) SHAREHOLDERS' EQUITY

      (A)  PREFERRED STOCK

           Preferred stock authorized consists of 5,000,000 shares, none of which are issued or outstanding.

      (B)  STOCK OPTION PLANS

           The Company has three stock option plans: the 1985 Restated Stock Option Plan ("1985 Plan"), the 1993 Stock Option Plan ("1993 Plan") and the 1993 Stock Option Plan for Nonemployee Directors ("Directors Plan"). The Company accounts for its option plans in accordance with the provisions of Accounting Principles Board Opinion No. 25 and no compensation cost has been recognized related to its stock options. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have changed to the pro forma amounts indicated below:

                                                 1999          1998          1997
                                              ----------    ----------    ----------
            Net income:
                  As reported                 $1,397,318    $1,005,482    $1,109,877
                  Pro forma                      802,196       582,061       821,572

            Per share amounts:
                  As reported - basic         $      .27    $      .19    $      .19
                  As reported - diluted       $      .25    $      .19    $      .19
                  Pro forma - basic           $      .16    $      .11    $      .14
                  Pro forma - diluted         $      .15    $      .11    $      .14

           Pro forma net income and net income per share reflect only options granted in the years ended June 30, 1999, 1998, 1997, and 1996. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income and net income per share amounts presented above because compensation cost is reflected over the options' vesting period and compensation cost for options granted prior to July 1, 1995, is not considered.

           The per share weighted-average fair value of stock options granted during the years ended June 30, 1999, 1998 and 1997 was $3.58, $2.71, and $3.28, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:

                                                 1999         1998         1997
                 Expected dividend yield           0.0%         0.0%        0.0%
                 Risk-free interest rate          4.54%        5.36%       6.02%
                 Expected volatility                65%          65%         65%
                 Expected life                  5 years      5 years     5 years

           The 1985 and 1993 Plans provide for both incentive stock options and other stock options that may be issued to attract and retain the services of employees. The incentive stock options vest over a four-year period and may be exercised during continued employment or within one month of terminating employment for the 1985 Plan and within three months for the 1993 Plan. All options expire ten years from the date of grant. The 1985 Plan has been suspended in regard to future grants, and stock options are currently granted pursuant to the 1993 Plan. The Company has authorized 1,150,000 shares of common stock to be reserved for grants pursuant to the 1993 Plan.

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

           A summary of stock option activity under the stock option plans follows:

                                                                  Outstanding options
                                                      --------------------------------------------
                                                             Number of shares           Weighted
                                            Options   -------------------------------    Average
                                           Available    1985       1993     Directors   Exercise
                                           For Grant    Plan       Plan       Plan       Price
                                           ---------- ---------- ---------- --------- ------------
             Balances at June 30, 1996       382,538    162,418    506,962     79,000     3.17
             Increase in shares reserved
                under Directors Plan         140,000         --         --         --       --
             Options granted                (228,180)        --    219,180      9,000     5.46
             Options exercised                    --    (19,650)      (312)        --      .88
             Options canceled                 59,476    (19,150)   (37,476)   (22,000)    4.11
                                             -------    -------    -------    -------
             Balances at June 30, 1997       353,834    123,618    688,354     66,000     3.73
             Options granted                (220,100)        --    197,600     22,500     4.57
             Options exercised                    --    (13,300)    (4,813)        --     1.71
             Options canceled                 48,118       (800)   (45,118)    (3,000)    5.42
                                             -------    -------    -------    -------
             Balances at June 30, 1998       181,852    109,518    836,023     85,500     3.87
             Increase in shares reserved
                under 1993 Plan              250,000         --         --         --       --
             Options granted                (139,800)              117,300     22,500     6.12
             Options exercised                    --    (63,744)   (13,345)    (3,000)    1.43
             Options canceled                 51,944     (2,400)   (46,544)    (3,000)    5.05
                                             -------    -------    -------    -------
             Balances at June 30, 1999       343,996     43,374    893,434    102,000     4.29
                                             -------    -------    -------    -------

           Additional information regarding options outstanding as of June 30, 1999 is as follows:

                                           Options outstanding                Options exercisable
                                           -------------------                -------------------
                                                Weighted-
                                                 Average        Weighted-                Weighted-
                                                Remaining        Average                  Average
               Range of          Number        Contractual      Exercise      Number      Exercise
           Exercise Prices    Outstanding      Life (years)       Price     Exercisable    Price
           ---------------    -----------      ------------     ---------   -----------  ---------
              $ .100- .500         34,374          2.52           $.47        34,374       $ .47
               2.500-3.875        491,010          5.87          $3.42       348,240       $3.40
               3.969-5.844        369,291          7.33          $5.01       178,345       $5.00
               6.125-8.375        144,133          8.11          $6.26        37,194       $6.50
                              -----------                                    -------
              $ .100-8.375      1,038,808          6.60          $4.29       598,153       $3.92
                              -----------                                    -------

(7) NET INTEREST AND OTHER INCOME

      Net interest and other income consist of:

                                   1999          1998          1997
                                 --------      --------      --------
             Interest income     $535,025      $765,792      $746,712
             Interest expense      (2,384)      (21,623)      (27,713)
             Other, net            12,881           696           276
                                 --------      --------      --------
                                 $545,522      $744,865      $719,275
                                 ========      ========      ========

(8) FINANCIAL INSTRUMENTS

      The Company's financial instruments consist primarily of investments, accounts receivable, accounts payable and accrued liabilities. The financial instruments have a short term until maturity or settlement in cash and, therefore, the carrying value approximates fair value. Credit is extended to customers based on an evaluation of their financial condition and the Company generally requires a down payment between 25% and 50% of the total purchase price for new customers. No additional collateral is required. The Company performs ongoing credit evaluations of its customers and maintains allowances for possible credit losses.

(9) SEGMENT INFORMATION

      In fiscal 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") which requires disclosure of financial and descriptive information about the Company's reportable operating segments. The operating segments reported below are the segments of the Company for which separate financial information is available and for which operating profit and loss amounts are evaluated and used by the chief operating decision maker for making operating decisions, assessing performance and deciding on how to effectively allocate resources. The Company has two principal businesses and, therefore, two reportable business segments: Mortgage Technology Division and Enterprise Technology Division.

      The Company's Mortgage Technology Division provides business solutions to banks, savings institutions, mortgage banks, mortgage brokers, and credit unions. This division's product line encompasses all major components of the mortgage loan production process, secondary marketing activities, mortgage loan servicing, and construction loan servicing.

      The Company's Enterprise Technology Division was created on June 30, 1998, when the Company acquired Logical Software Solutions Corporation. This division provides application integration/workflow solutions that integrate disparate systems and applications to route information and processes seamlessly across an entire enterprise. These solutions coordinate activities across legacy systems, enterprise applications, databases and Internet technologies.

      The operating segment information for fiscal year 1999 has been reported in accordance with the provisions of SFAS No. 131. The Company operated in only one operating segment prior to June 30, 1998, and therefore no segment information is provided prior to that date.

      The Company evaluates performance and allocates resources based on profit or loss from operations before income taxes, as well as other non-financial criteria. The accounting policies of the reportable segments are substantially the same as those described in the summary of significant accounting policies.

      Information by operating segment is set forth below (in thousands):

                                           MTD            ETD           TOTAL
                                         -------        -------        -------
       1999:
       Net revenue                       $24,273        $   158        $24,431
       Depreciation and amortization       2,823          1,172          3,995
       Operating income (loss)
         before income taxes               4,048         (2,376)         1,672
       Capital expenditures                1,519            124          1,643
       Identifiable assets                22,575          3,222         25,797

       1998:
       Identifiable assets               $22,452        $ 4,318        $26,770


(10) TECHNOLOGY LICENSE

      On May 12, 1999, the Company entered into a license agreement with CBF Systems, Inc. ("CBF"), to license printing technology for integration with certain of the Company's products. The Company paid an initial license fee of $812,500 in June 1999, and will pay a periodic royalty to CBF of up to 2% of software license fee revenue for products sold with the integrated technology. The integration of this technology is expected to be completed during the 2000 fiscal year.

(11) QUARTERLY FINANCIAL DATA (UNAUDITED)

      The following table summarizes the unaudited statements of operations for each quarter of fiscal 1999 and 1998 (in thousands, except per share amounts):

                                              First     Second    Third     Fourth
                                              ------    ------    ------    -------
      1999
      Net revenues                            $5,808    $5,805    $6,254    $ 6,564
      Gross profit                             4,367     4,282     4,488      4,589
      Operating income                           783       188       530        171
      Net income                                 590       205       416        186
      Net income per share - basic            $  .11    $  .04    $  .08    $   .04
      Net income per share - diluted          $  .11    $  .04    $  .08    $   .03

      1998
      Net revenues                            $3,642    $4,369    $4,787    $ 5,549
      Gross profit                             2,459     3,158     3,455      4,192
      Operating income (loss)                    165       382       648       (318)
      Net income (loss)                          209       357       520        (81)
      Net income (loss) per share - basic
          and diluted                         $  .04    $  .07    $  .10    $  (.02)

      In the fourth quarter of fiscal year 1998 the Company recorded a special charge of $1,349,616 related to its acquisition of LSS for in-process research and development.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Incorporated by reference to the information under the captions "Election of Directors," "Continuing Class I Directors, Terms Expiring in 2000," "Nominees for Election as Class II Directors, Terms Expiring in 2001," "Directors' Fees," and "Filing of Forms Pursuant to Section 16 of the Securities Exchange Act of 1934" in the Company's Proxy Statement relating to its 1999 Annual Meeting of Shareholders (the "Proxy Statement"). Certain information regarding the executive officers of the Company is set forth in Part I.

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

           Schedule II - Valuation and Qualifying Accounts for the years ended June 30, 1999, 1998, and 1997

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

  Exhibit
   Number                                    Description
-----------                                  -----------
  3.1(1)      Restated Articles of Incorporation of INTERLINQ Software Corporation
  3.2(1)      Restated Bylaws of INTERLINQ Software Corporation
 10.1(1)(2)   1985 Restated Stock Option Plan
 10.2(1)(2)   1993 Stock Option Plan
 10.3(1)(2)   Stock Option Plan for Non-Employee Directors, as amended
 10.4(1)      Amended and Restated Registration Rights Agreement between
              INTERLINQ Software Corporation and the partners listed on Schedule
              A thereto dated as of March 12, 1993
 10.5(1)      Form of Indemnification Agreement for Directors and Officers
 10.6(3)      Co-Marketing Agreement between INTERLINQ Software Corporation and CMCI
              Corporation dated as of July 1, 1993
 10.7(2)(4)   Letter dated August 25, 1995 regarding Jiri Nechleba Compensatory Arrangement
 10.8(4)      Appointment of Licensing Agent and Compliance Delegate Agreement between VMP's
              Electronic Laser Forms, Inc. A division of CBF Systems, Inc. and INTERLINQ
              Software Corporation dated October 2, 1995
 10.9(4)      Amendment of Co-marketing Agreement between INTERLINQ Software
              Corporation and CMCI Corporation dated October 1, 1995
 10.10(5)     Office Lease between Pine Forest Co. and INTERLINQ Software Corporation dated as of April 23, 1998
 10.11        Licensing agreement for Rakis Software between CBF Systems, Inc. and INTERLINQ
              Software Corporation dated May 12, 1999
 23.1         Consent of KPMG LLP
 27.1         Financial data schedule

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

(5)     Previously filed with Form 10-K for the year ended June 30, 1998.

(b) REPORTS ON FORM 8-K DURING THE FOURTH QUARTER ENDED JUNE 30, 1999

           The Company filed a Current Report on Form 8-K, dated June 7, 1999 to report the termination of the proposed recapitalization with W.R. Hambrecht.

                                                                     Schedule II

                         INTERLINQ SOFTWARE CORPORATION

                        VALUATION AND QUALIFYING ACCOUNTS

                    Years ended June 30, 1999, 1998 and 1997

                                                     Additions
                                             -------------------------
                               Balance at    Charged to     Charged to
                               beginning     costs and        other                    Balance at
        Description             of year       expenses       accounts    Deductions   end of year
-----------------------------  ----------    ----------     ----------   ----------   -----------
Allowances for doubtful
    Accounts:

Year ended June 30, 1999:

    Accounts receivable         $256,000       $326,000         --       $(260,000)     $322,000

Year ended June 30, 1998:

    Accounts receivable          176,000        451,000         --        (371,100)      256,000

Year ended June 30, 1997:

    Accounts receivable          187,007        396,986         --        (407,993)      176,000

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on the 23rd day of September 1999.


                         INTERLINQ SOFTWARE CORPORATION

                                       By: /s/ JIRI M. NECHLEBA
                                          --------------------------------------
                                          Jiri Nechleba
                                          President and Chief Executive Officer

     Signature                                         Title
     ---------                                         -----
/s/ JIRI M. NECHLEBA                  Chairman of the Board, President and Chief
----------------------------          Executive Officer
Jiri M. Nechleba                      (Principal Executive Officer)

/s/ STEPHEN A. YOUNT                  Executive Vice President, Chief Financial
----------------------------          Officer and Secretary
Stephen A. Yount                      (Principal Accounting Officer)

/s/ ROBERT W. O'REAR                  Director
----------------------------
Robert W. O'Rear

                                      Director
----------------------------
Theodore M. Wight

/s/ ROBERT J. GALLAGHER               Director
----------------------------
Robert J. Gallagher

                         INTERLINQ SOFTWARE CORPORATION

                                INDEX TO EXHIBITS

  Exhibit                                    Description
-----------                                  -----------
  3.1(1)      Restated Articles of Incorporation of INTERLINQ Software Corporation
  3.2(1)      Restated Bylaws of INTERLINQ Software Corporation
 10.1(1)(2)   1985 Restated Stock Option Plan
 10.2(1)(2)   1993 Stock Option Plan
 10.3(1)(2)   Stock Option Plan for Non-Employee Directors, as amended
 10.4(1)      Amended and Restated Registration Rights Agreement between
              INTERLINQ Software Corporation and the partners listed on Schedule
              A thereto dated as of March 12, 1993
 10.5(1)      Form of Indemnification Agreement for Directors and Officers
 10.6(3)      Co-Marketing Agreement between INTERLINQ Software Corporation and CMCI
              Corporation dated as of July 1, 1993
 10.7(2)(4)   Letter dated August 25, 1995 regarding Jiri Nechleba Compensatory Arrangement
 10.8(4)      Appointment of Licensing Agent and Compliance Delegate Agreement between VMP's
              Electronic Laser Forms, Inc. A division of CBF Systems, Inc. And INTERLINQ
              Software Corporation dated October 2, 1995
 10.9(4)      Amendment of Co-marketing Agreement between INTERLINQ Software
              Corporation and CMCI Corporation dated October 1, 1995
 10.10(5)     Office Lease between Pine Forest Co. and INTERLINQ Software Corporation dated as of April 23, 1998
 10.11        Licensing agreement for Rakis Software between CBF Systems, Inc. and INTERLINQ
              Software Corporation dated May 12, 1999
 23.1         Consent of KPMG LLP
 27.1         Financial data schedule

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

(5)     Previously filed with Form 10-K for the year ended June 30, 1998.