Form 10-Q
period 1999-09-30
INTERLINQ SOFTWARE CORP
filed 1999-11-15
CIK 802242

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    ---------
                                    FORM 10-Q
                                    ---------

(Mark One)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 1999

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

                 Yes [X]                         No [ ]


As of October 21, 1999 there were 4,897,852 shares of the registrant's common stock outstanding.


================================================================================

PART I.   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                         INTERLINQ SOFTWARE CORPORATION
                            CONDENSED BALANCE SHEETS
                                   (unaudited)


                                                                 SEPTEMBER 30,        JUNE 30,
                                                                     1999              1999
                                                                 -----------        -----------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                   $ 3,601,418        $ 5,888,630
     Short-term investments                                        6,207,577          5,874,218
     Accounts receivable, net                                      3,065,528          3,763,446
     Inventory, prepaid expenses and other
        current assets                                             1,090,849            934,008
                                                                 -----------        -----------
            Total current assets                                  13,965,372         16,460,302
                                                                 -----------        -----------

Property and equipment, at cost                                    6,789,993          6,576,456
     Less accumulated depreciation and amortization                5,068,658          4,872,314
                                                                 -----------        -----------
            Net property and equipment                             1,721,335          1,704,142
                                                                 -----------        -----------

Capitalized software costs, net                                    5,211,082          5,159,249
Goodwill and other intangible assets, net                          2,169,547          2,384,377
Other assets                                                          81,521             88,914
                                                                 -----------        -----------
                                                                 $23,148,857        $25,796,984
                                                                 ===========        ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                            $   356,182        $   440,962
     Accrued compensation and benefits                               967,774          2,082,743
     Other accrued liabilities                                       192,992            221,535
     Customer deposits                                               832,438            965,204
     Deferred software support fees                                4,819,459          4,559,597
                                                                 -----------        -----------
            Total current liabilities                              7,168,845          8,270,041
                                                                 -----------        -----------

NONCURRENT LIABILITIES                                                32,282              9,854

SHAREHOLDERS' EQUITY:
     Common stock                                                     48,979             51,806
     Additional paid-in capital                                    8,006,210          9,409,382
     Retained earnings                                             7,892,541          8,055,901
                                                                 -----------        -----------
            Total shareholders' equity                            15,947,730         17,517,089
                                                                 -----------        -----------
                                                                 $23,148,857        $25,796,984
                                                                 ===========        ===========



See accompanying notes to condensed financial statements

                         INTERLINQ SOFTWARE CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                       THREE MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                                     1999                1998
                                                                 -----------         -----------
NET REVENUES:
     Software license fees                                       $ 1,802,468         $ 3,347,105
     Software support fees                                         2,459,401           1,981,275
     Other                                                           604,849             479,687
                                                                 -----------         -----------
         Total net revenues                                        4,866,718           5,808,067
                                                                 -----------         -----------

COST OF REVENUES:
     Software license fees                                           525,352             539,834
     Software support fees                                           705,460             638,812
     Other                                                           368,098             262,252
                                                                 -----------         -----------
         Total cost of revenues                                    1,598,910           1,440,898
                                                                 -----------         -----------
         Gross profit                                              3,267,808           4,367,169
                                                                 -----------         -----------

OPERATING EXPENSES:
     Product development                                             935,499             765,812
     Sales and marketing                                           1,365,389           1,448,622
     General and administrative                                    1,151,533           1,155,191
     Amortization of goodwill and other intangible assets            214,830             214,833
                                                                 -----------         -----------
         Total operating expenses                                  3,667,251           3,584,458
                                                                 -----------         -----------
         Operating income (loss)                                    (399,443)            782,711

Net interest and other income                                        140,142             154,507
                                                                 -----------         -----------
     Income (loss) before income taxes                              (259,301)            937,218
Income tax expense (benefit)                                         (95,941)            346,770
                                                                 -----------         -----------
     Net income (loss)                                           $  (163,360)        $   590,448
                                                                 ===========         ===========


Net income (loss) per share - basic                              $      (.03)        $       .11
Net income (loss) per share - diluted                            $      (.03)        $       .11

Shares used to calculate net income
     (loss) per share - basic                                      5,137,937           5,309,918
Shares used to calculate net income
     (loss) per share - diluted                                    5,137,937           5,564,657



See accompanying notes to condensed financial statements.

                         INTERLINQ SOFTWARE CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                          THREE MONTHS ENDED
                                                                             SEPTEMBER 30,
                                                                        1999                1998
                                                                     -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                $  (163,360)        $   590,448
       Adjustments to reconcile net income (loss) to net cash
          provided by operating activities:
             Depreciation and amortization                               196,344             251,558
             Amortization of capitalized software costs                  465,189             503,195
             Amortization of goodwill and other
                intangible assets                                        214,830             214,833
             Change in operating assets and liabilities:
                Accounts receivable                                      697,918              86,675
                Inventory, prepaid expenses and other
                   current assets                                       (156,841)            (67,279)
                Other assets                                               7,393              11,282
                Accounts payable                                         (84,780)           (220,832)
                Accrued compensation and benefits and
                   other accrued liabilities                          (1,143,512)           (706,123)
                Customer deposits                                       (132,766)            151,529
                Deferred software support fees                           282,290             578,969
                                                                     -----------         -----------
                   Net cash provided by operating activities             182,705           1,394,255
                                                                     -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                                 (213,537)           (337,245)
    Capitalized software costs                                          (517,022)           (489,634)
    Purchases of investments                                          (1,261,044)         (1,015,430)
    Proceeds from sales and maturities of investments                    927,685           2,207,486
    Cash paid for acquisition                                                 --          (2,670,323)
                                                                     -----------         -----------
                   Net cash used in investing activities              (1,063,918)         (2,305,146)
                                                                     -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common stock                               152,189               5,598
    Repurchase of common stock                                        (1,558,188)         (1,252,750)
                                                                     -----------         -----------
                   Net cash used in financing activities              (1,405,999)         (1,247,152)
                                                                     -----------         -----------
                   Net decrease in cash and cash equivalents          (2,287,212)         (2,158,043)
    Cash and cash equivalents at beginning of period                   5,888,630           7,233,826
                                                                     -----------         -----------
    Cash and cash equivalents at end of period                       $ 3,601,418         $ 5,075,783
                                                                     ===========         ===========



See accompanying notes to condensed financial statements.

                         INTERLINQ SOFTWARE CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 1999, are not necessarily indicative of the results for the fiscal year ending June 30, 2000. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999.


2. EARNINGS PER SHARE

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and potentially dilutive securities outstanding during the period using the treasury stock method. Since the Company had a net loss for the quarter ended September 30, 1999, no potential common shares were included in the computation of diluted loss per share for that quarter.

The following table reconciles the shares used in calculating basic earnings
(loss) per share to the shares used in calculating diluted earnings (loss) per share:

                                                     THREE MONTHS ENDED
                                                        SEPTEMBER 30,
                                                   1999             1998
                                                 ---------        ---------
Shares used to calculate basic earnings
     (loss) per share                            5,137,937        5,309,918
Dilutive effect of outstanding options                  --          254,739
                                                 ---------        ---------
Shares used to calculate diluted earnings
     (loss) per share                            5,137,937        5,564,657
                                                 =========        =========

Certain options outstanding at the end of each period presented were excluded from the computation of diluted earnings (loss) per share because their inclusion would be anti-dilutive as follows:

                                            THREE MONTHS ENDED
                                                SEPTEMBER 30,
                                            1999             1998
                                         ----------       ----------
Options excluded from computation         1,195,750           28,333
Weighted-average exercise price          $     4.74       $     7.08

3. REVENUE RECOGNITION

The Company accounts for revenue recognition in accordance with the provisions of Statement of Position 97-2, Software Revenue Recognition ("SOP 97-2"), which provides specific industry guidance and stipulates that revenue recognized from software arrangements is to be allocated to each element of the arrangement based on the relative fair values of the elements, such as software products, upgrades, enhancements, post contract customer support, consulting and implementation services, or training. Under SOP 97-2, the determination of fair value is based on objective evidence that is specific to the vendor. If such evidence of fair value for each element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value does exist or until all elements of the arrangement are delivered. Revenue is recognized when persuasive evidence of an arrangement exists and delivery has occurred, provided the fee is fixed and determinable, collectibility is probable and the arrangement does not require significant customization of the software.

On July 1, 1999, the Company adopted Statement of Position ("SOP") 98-9. SOP 98-9 amends paragraphs 11 and 12 of SOP 97-2 to require recognition of revenue using the "residual method" when (1) there is vendor-specific objective evidence of the fair values of all undelivered elements in a multiple-element arrangement that is not accounted for using long-term contract accounting, (2) vendor-specific objective evidence of fair value does not exist for one or more of the delivered elements in the arrangement, and (3) all revenue-recognition criteria in SOP 97-2 other than the requirement for vendor-specific objective evidence of the fair value of each delivered element of the arrangement are satisfied. Under the residual method, the arrangement fee is recognized as follows: (1) the total fair value of the undelivered elements, as indicated by vendor-specific objective evidence, is deferred and subsequently recognized in accordance with the relevant sections of SOP 97-2 and (2) the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. The adoption of SOP 98-9 did not have a material impact on the Company's results of operations or financial position for the quarter ended September 30, 1999.

4. SEGMENT INFORMATION

In fiscal 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") which requires disclosure of financial and descriptive information about the Company's reportable operating segments. The operating segments reported below are the segments of the Company for which separate financial information is available and for which operating profit and loss amounts are evaluated and used by the chief operating decision maker for making operating decisions, assessing performance and deciding on how to effectively allocate resources. The Company has two principal businesses and, therefore, two reportable business segments: Mortgage Technology Division (MTD) and Enterprise Technology Division (ETD).

Information by operating segment is set forth below (in thousands):

        QUARTER ENDED SEPTEMBER 30:              MTD            ETD              TOTAL
        -------------------------------------------------------------------------------
         1999 (IN THOUSANDS):
         Net revenue                          $  4,849        $     18         $  4,867
         Depreciation and amortization             648             228              876
         Operating income (loss)                   290            (689)            (399)
         Capital expenditures                      209               5              214

         1998 (IN THOUSANDS):
         Net revenue                             5,750              58            5,808
         Depreciation and amortization             741             229              970
         Operating income (loss)                 1,291            (508)             783
         Capital expenditures                      294              43              337

        Identifiable assets were as follows as of (IN THOUSANDS):
        ---------------------------------------------------------
         September 30, 1999                     20,250           2,899           23,149
         June 30, 1999                          22,575           3,222           25,797

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    INTERLINQ Software Corporation (the Company), established in 1982, is a leading provider of technology that helps organizations effectively manage complex, information-intensive business transactions. The Company's mortgage technology products are business solutions for banks, savings institutions, mortgage banks, mortgage brokers, and credit unions. The Company's enterprise technology product (FlowMan) is a business solution designed to provide a process-centered, enterprise application integration framework. FlowMan is currently being integrated with the Company's suite of mortgage technology products. In addition to this integration, the Company believes that significant opportunity exists to realize additional value from this technology through (a) taking the product directly to market, (b) recapitalizing this division as a joint venture or separate subsidiary, or (c) divesting the technology (while retaining the rights to its use in the Company's suite of mortgage technology products). The Company is currently in the process of evaluating all of these strategic alternatives.

    During the quarter ended September 30, 1999, the Company experienced a significant downturn in software license fee revenue due to a softened sales environment. This environment was driven by reduced mortgage origination volumes (related to rising interest rates) as well as uncertainties related to Year 2000 issues.

    Over the course of the last decade, the Company believes that mortgage lenders have purchased technological infrastructure in order to improve their profits margins as well as to increase their production capacity (in times of high mortgage origination volume). In fiscal years 1996 and 1997, the Company focused its product development effort to provide a more diverse and integrated "enterprise" solution for the mortgage lending industry. The product suite developed by the Company was designed to provide customers with a platform that would help them reduce their unit costs and accordingly, increase their profit margins. Mortgage interest rates increased during the fourth quarter of fiscal year 1999, coupled with an increase in interest rates by the Federal Reserve. Rates continued to increase in the first quarter of fiscal 2000 and as such, mortgage origination volumes have declined. An increasing interest rate environment leads to lower mortgage origination volumes and thus, lower profit margins for mortgage lenders. As a result of these lower volumes and lower profit margins, the Company believes that mortgage lenders will need to continue to focus their long-term purchasing decisions on solutions that reduce unit costs and, accordingly, increase profit margins, and will not need any significant increased production capacity. The Company believes that its suite of mortgage technology products positions the Company well for this environment. In addition, the Company has seen recent changes in its prospective sales pipeline from many transactions representing additional production capacity to fewer (but in certain cases larger) transactions representing wholesale infrastructure changes for current and prospective customers. This change in the Company's pipeline could lead to revenue streams that are much less predictable than those experienced historically.

    The Company believes that issues related to the Year 2000 have also contributed to the softened sales environment. The Company believes that a number of mortgage lenders and mortgage servicers have decided to delay technology purchases until after January 1, 2000.

    Looking forward, the Company is expecting both the interest rate environment as well as the Year 2000 issues to continue to cause a softened sales environment and expects to record a loss for the second quarter of fiscal year 2000. Changes in the interest rate environment are difficult to predict and the Company is not expecting any significant decreases in mortgage lending rates through the end of fiscal year 2000. Although the ability of customers to resolve issues related to the Year 2000 will vary, the Company expects to begin to see a rebound in software license fee revenue in the second half of fiscal year 2000, once the majority of its customers have resolved their Year 2000 problems and return to the process of purchasing and implementing technological infrastructure.

NET REVENUES
Three months ended September 30,
(In thousands)                       1999      1998      Change
----------------------------------------------------------------
Software license fees               $1,802    $3,347       (46)%

Software support fees                2,459     1,981        24%

Other                                  605       480        26%
----------------------------------------------------------------
Total net revenues                  $4,867    $5,808       (16)%
----------------------------------------------------------------

    Net revenues consist of software license fees, software support fees and other revenues (which include training, consulting fees, document fees, and other miscellaneous sales), net of discounts and sales returns.

    Software license fees decreased by 46% for the quarter ended September 30, 1999, compared to the quarter ended September 30, 1998. This decrease in software license fees was due primarily to increasing interest rates and concerns about the Year 2000 (as previously discussed). Looking forward, the Company believes that software license fees will continue to suffer as a result of these issues through the quarter ending December 31, 1999. The Company cannot predict changes in the interest rate environment but does not anticipate any significant decreases in mortgage lending rates through the end of fiscal year 2000. The Company believes that software license fees will rebound somewhat in the latter half of fiscal year 2000, once customers have resolved their year 2000 issues and resumed the process of purchasing technological infrastructure. This rebound is expected to come primarily from sales of MortgageWare Loan Servicing and MortgageWare TC Workflow Tools. It is difficult for the Company to measure the separate impact of the interest rate environment and the Year 2000 environment and as such, to estimate the net downstream impact on software license fees. However, the Company expects software license fee revenue to increase in the latter half of fiscal year 2000 compared to the first half of the fiscal year.

    Software support fees increased by 24% for the quarter ended September 30, 1999, compared to the quarter ended September 30, 1998. This period-to-period increase was due primarily to higher software sales volume through fiscal year 1999 and a relatively low customer attrition rate. Due in part to changes, from time to time, in government regulations relating to documentation required for residential mortgage lending, the vast majority of the Company's customers purchase annual software support agreements. Because software support fees are recognized ratably over the term of the annual support agreement (while software license fees are recognized on product shipment), the percentage change in software support fees compared to the percentage change in software license fees is not proportional. Due primarily to the high level of software license fees earned in fiscal 1999, the Company believes software support fees are likely to continue to increase at a modest rate for the rest of fiscal year 2000.

    Other revenues increased by 26% for the quarter ended September 30, 1999, compared to the quarter ended September 30, 1998. This increase was due primarily to an increase in demand for the Company's consulting services as well as an increase in VMP document referral fees. The Company expects its other revenues to increase during the latter half of fiscal year 2000 compared to the first half of fiscal year 2000, due primarily to increases in demand for MortgageWare Loan Servicing and to projects which have been delayed by customers due to the Year 2000 problem.

    Despite the interest rate environment discussed above, the Company believes the overall lending environment as of the end of the fiscal quarter ended September 30, 1999, to be favorable as compared to most historical measures. Nonetheless, there can be no assurance that mortgage-lending rates will not continue to increase or experience a high amount of volatility. Such continued increases or volatility could have a material adverse effect on the Company's business, financial condition and results of operations. Even if lending rates stabilize, if homeowners or potential homeowners perceive such rates as too high, decisions that would otherwise result in mortgage lending transactions may be delayed. Such delays may have an adverse effect on the Company's customers, which could result in an adverse effect on the Company and its results of operations.

    The Company is new to the enterprise application integration (EAI) marketplace, which is a relatively new, constantly changing and intensely competitive market. In addition, many of the Company's competitors in this market have longer operating histories, greater name recognition, and significantly greater financial technical and marketing resources than the Company. There is no assurance that the Company's products will be accepted by the market or that the Company will be competitive within the market, which would have a material adverse effect on the Company's revenues, profitability and financial condition.

COST OF REVENUES
Three months ended September 30,
(In thousands)                       1999     1998    Change
--------------------------------------------------------------
Software license fees               $  525   $  540       (3)%
Percentage of software
  license fees                          29%      16%
--------------------------------------------------------------
Software support fees               $  705   $  639       10%
Percentage of software
   support fees                         29%      32%
--------------------------------------------------------------
Other                               $  368   $  262       40%
Percentage of other                     61%      55%
--------------------------------------------------------------
Total cost of revenues              $1,599   $1,441       11%
Percentage of net revenues              33%      25%
--------------------------------------------------------------

    Cost of software license fees consists primarily of the amortization of capitalized software development costs and, to a lesser extent, commissions and royalties paid to third parties for certain interface products, the purchase and duplication of disks and product documentation. As a percentage of software license fees, cost of software license fees increased to 29% for the quarter ended September 30, 1999, compared to 16% for the quarter ended September 30, 1998. This increase was primarily due to software license fees decreasing substantially during the quarter with the cost of software license fees remaining relatively flat. The cost of software license fees contains the relatively fixed component of amortization of capitalized software development costs. Amortization of capitalized software development costs decreased to $465,000 in the quarter ended September 30, 1999, compared to $503,000 for the same quarter in the previous year. The Company expects the dollar amount of its amortization of capitalized software development costs to increase modestly or remain flat for the remainder of fiscal year 2000.

    Cost of software support fees includes salaries and other costs related to providing telephone support, and the purchase, duplication and shipping of disks associated with software updates. As a percentage of software support fees, cost of software support fees decreased to 29% for the quarter ended September 30, 1999, compared to 32% for the quarter ended September 30, 1998. This decrease was primarily due to software support fees increasing at a rate higher than the related costs. The cost of software support fees increased 10% over the year ago quarter, representing increased payroll costs for the customer support group. The Company expects the dollar cost of software support fees to increase due to the increased staffing that will be required to support a higher installed base of the Company's products and a more diverse product base. The Company also expects that these factors may lead to a modest increase in the ratio of the cost of software support fees to software support fees.

    Cost of other revenue includes primarily the salaries and non-reimbursable expenses for the employees who provide training and consulting services. As a percentage of other revenue, cost of other revenue increased to 61% for the quarter ended September 30, 1999, compared to 55% for the quarter ended September 30, 1998. This increase was primarily due to lower margins earned on some of the Company's consulting projects.

OPERATING EXPENSES
Three months ended September 30,
(In thousands)                         1999     1998     Change
----------------------------------------------------------------
Product development                   $  935    $ 766      22%
Percentage of net revenues                19%      13%
----------------------------------------------------------------
Sales & marketing                     $1,365   $1,449      (6)%
Percentage of net revenues                28%      25%
----------------------------------------------------------------
General & administrative              $1,152   $1,155       0%
Percentage of net revenues                24%      20%
----------------------------------------------------------------
Amortization of goodwill
   and other intangible assets         $ 215    $ 215       0%
Percentage of net revenues                 4%       4%
----------------------------------------------------------------

    Product development expenses include salaries for software developers and analysts, facility costs and expenses associated with computer equipment used in software development, net of costs capitalized. As a percentage of net revenues, product development expenses increased to 19% for the quarter ended September 30, 1999 compared to 13% for the quarter ended September 30, 1998. The increase in percentage was due primarily to decreasing revenue combined with increasing product development expenses. The increase in product development expenses was due primarily to increases in payroll and related expenses for additional development staff as well as to increasing overall salaries in a tight labor market. These increases were offset somewhat by an increase in the amount of capitalized software development costs. The Company capitalized $517,000 and $490,000 of development expenditures for the quarters ended September 30, 1999, and 1998, respectively. The Company expects overall development spending to remain flat or increase only modestly for the remainder of fiscal year 2000.

    Sales and marketing expenses consist primarily of salaries, sales commissions, travel and facility costs for the Company's sales and marketing personnel, and, to a lesser extent, advertising, trade shows and other promotional activities. As a percentage of net revenues, sales and marketing expenses increased to 28% for the quarter ended September 30, 1999, compared to 25% for the quarter ended September 30, 1998. This percentage change was primarily due to revenues decreasing at a faster rate than sales and marketing expenses. The decrease in sales and marketing expenses was due primarily to reduced commissions from the decrease in sales volume.

    General and administrative expenses include costs associated with finance, accounting, purchasing, order fulfillment, administration and facilities. As a percentage of net revenues, general and administrative expenses increased to 24% for the quarter ended September 30, 1999, compared to 20% for the quarter ended September 30, 1998. This was due primarily to net revenues decreasing with general and administrative expenses remaining flat. On a dollar basis, the Company expects general and administrative expenses to remain relatively consistent for the remainder of fiscal year 2000.

    Amortization of goodwill and other intangible assets consists of the straight-line amortization of assets obtained by the Company as a result of its acquisition of LSS on June 30, 1998. These assets include workforce-in-place, customer lists, tradename, noncompete and employment agreements and goodwill, which are being amortized over their estimated useful lives of three to four years. The Company accounted for the acquisition of LSS under the purchase method of accounting and accordingly, the results of LSS's operations are included in the Company's financial statements since the date of acquisition.

    The purchase price of LSS was allocated to the fair value of the acquired assets and assumed liabilities based on their fair values at the date of the acquisition. Approximately $1,350,000 of the purchase price represented acquired in-process research and development that had not yet reached technological feasibility and had no alternative future use. The in-process research and development project consisted of the development of FlowMan 4.0. This project encompassed significantly enhancing and adding features and functionality to the existing FlowMan product. At the time of acquisition, the Company estimated that the project was 43% complete and that the costs to complete the project would be approximately $200,000. The Company also estimated that the project would be complete during fiscal year 1999. The Company now estimates that the project will be completed during the quarter ending December 31, 1999, and that the total costs will be approximately $1.2 million.

NET INTEREST AND OTHER INCOME
Three months ended September 30,
(In thousands)                        1999    1998    Change
-------------------------------------------------------------
Net interest and other
    income                            $140    $155      (9)%
Percentage of net revenues               3%      3%
-------------------------------------------------------------

    The decrease in interest and other income was due primarily to the reduction in average cash and investment balances held during the period.

    As of September 30, 1999, the Company had no interest-bearing debt outstanding, and anticipates no new debt financing in the foreseeable future. Accordingly, the Company expects net interest and other income for the foreseeable future to reflect net interest income.

INCOME TAXES
Three months ended September 30,
(In thousands)                      1999     1998    Change
 ----------------------------------------------------------
 Income taxes                       $(96)    $347       nm
 Effective tax rate                   37%      37%
 ----------------------------------------------------------


    Income taxes include federal and state income taxes currently payable and deferred taxes arising from temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The effective tax rate was consistent for the quarter ended September 30, 1999, compared to the quarter ended September 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

    Working capital, which consists principally of cash, cash equivalents and short-term investments, was $6,797,000 as of September 30, 1999, compared to $8,190,000 at June 30, 1999. Cash and cash equivalents decreased by $2,287,000 for the quarter ended September 30, 1999. This decrease was primarily due to the repurchase of the Company's common stock and investments in capitalized software development and fixed assets.

    The Company expects to spend approximately $640,000 for capital expenditures during the remainder of fiscal year 2000.

    Long-term cash requirements, other than normal operating expenses, are anticipated for development of new software products and enhancement of existing products, financing anticipated growth, the possible acquisition of other software products, technologies and businesses, and the possible repurchase of the Company's common stock. The Company believes that its existing cash, cash equivalents, short-term investments, and cash generated by operations will be sufficient to satisfy its currently anticipated cash requirements for the remainder of fiscal year 2000.

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

(i) Internal Products

    The Company has taken an inventory of all software and hardware systems used internally to conduct its ongoing business. These systems include client/server systems, LAN systems, PC systems and related software, security systems, and voice mail systems. The Company has performed testing to confirm Year 2000 readiness on these systems and believes that all significant systems are Year 2000-ready. The Company did not retain any outside consultants to assist in the Year 2000 problem and, based on its review of its internal systems, believes the aggregate costs of completing Year 2000 readiness were not material. There can be no assurance that the Company's internal systems do not contain undetected errors relating to the Year 2000 problem. The Company believes that significant record-keeping and operational deficiencies could occur should any of the Company's significant internal systems prove not to be Year 2000-ready, which could have material adverse effects on the Company's business, financial condition and results of operations. The Company has developed limited contingency plans to address operational issues should any deficiencies in its significant systems arise.

(ii) The Company's Products

     The Company believes that all of the products it sells in the operation of its business have been made Year 2000-ready.

     In addition to internal testing, the Company has published recommendations to its customers with regard to the testing that they should be performing in-house on the Company's products to ensure Year 2000 readiness. The Company did not calculate separately from its product development costs, the costs of making its products Year 2000-ready. The Company believes that any incremental Year 2000-related expense has been less than $100,000. Year 2000 readiness was addressed as a routine engineering exercise as successive versions or upgrades of the Company's products were released. No third-party consulting firms were retained to specifically address the Year 2000 issue relating to the Company's products.

     There can be no assurance that the Company's products do not contain undetected errors relating to the Year 2000 problem that may result in material additional cost or liabilities of unknown magnitude, which could have a material adverse effect on the Company's business, financial condition and results of operations. However, because the Company believes that all of its products are Year 2000-ready, no formal contingency plans have been developed to respond to such effects.

    The Company believes that the purchasing patterns of customers and potential customers has been and will continue to be affected by the Year 2000 problem in a variety of ways. The Company believes that certain industry groups and large financial institutions have been making recommendations that mortgage lenders protect themselves from further Year 2000 exposure by deferring the purchase and implementation of new software programs (whether or not they purport to be Year 2000-ready) until after January 1, 2000. Also, the Company believes that some customers may defer purchasing the Company's products because those customers will be diverting resources to address their own Year 2000 problems. Although the Company believes that the impact of the Year 2000 problem is resulting in a reduction in software sales, the Company has not been able to directly measure the impact of these decisions for the fiscal quarter ended September 30, 1999. In addition, the Company believes that it is currently not possible to predict the overall impact of these decisions over the course of the 2000 fiscal year.

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

FORWARD-LOOKING STATEMENTS

    The matters described herein contain forward-looking statements which involve known and unknown risks, uncertainties and other factors that may cause actual results, performance, or achievements of the Company or industry trends to differ materially from those expressed or implied by such forward looking statements. When used in this discussion, the words "believes", "anticipates", and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. The discussion and analysis herein should be read in conjunction with the Risk Factors and other information contained in the Company's Annual Report on Form 10-K for the year ended June 30, 1999, and "Certain Additional Factors Affecting Future Results" below.

CERTAIN ADDITIONAL FACTORS AFFECTING FUTURE RESULTS

     There can be no assurance that the Company will be successful in attracting new customers in the mortgage technology market, or that its existing customers will continue to purchase its products and support services. In addition, there can be no assurance that the Company's new mortgage technology products and services will be released in a timely fashion and that, if and when released, new products or services or its efforts to integrate the FlowMan product, into its existing mortgage software products will be well- received by its target market or that others will not successfully develop competing products and services. Each of these events could have a material adverse effect upon the Company's revenues, financial condition, and results of operations.

    There can be no assurance that the Company will be successful in attracting new customers in the EAI market, or that its existing customers will continue to purchase its products and support services. In addition, there can be no assurance that FlowMan 4.0 will be well-received by its target market or that others will not successfully develop competing products and services. Each of these events could have a material adverse effect upon the Company's revenues, financial condition, and results of operations.

    Expansion of the Company's operations in the EAI software market will require significant additional expenses and capital and could strain the Company's management, financial and operational resources. There can be no assurance that the Company's experience and leadership in the mortgage-related software market will benefit the Company as it enters new markets, and gross margins attributable to new business areas may be lower than those associated with the Company's existing business activities. Similarly, there can be no assurance that the Company will be able to expand its operations in a cost-effective or timely manner. Furthermore, any new business launched by the Company that is not favorably received by consumers could damage the Company's reputation or the INTERLINQ brand. The lack of market acceptance of such efforts or the Company's inability to generate satisfactory revenues from such expanded services or products to offset their cost could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

    The Company is unable to accurately estimate unit sales of its products and the volume of annual support contracts that its customers will purchase due in general to the nature of the software markets, and specifically to the cyclical and volatile nature of the residential mortgage lending market, and the development stage of the EAI market. In early 1994, the residential mortgage lending market experienced a reduction in mortgage refinance volumes due to a rise in interest rates. The Company experienced a significant decrease in net revenues, operating income and net income during the fourth quarter of fiscal 1994, which continued through most of fiscal year 1995. The Company believes that the current environment of increased mortgage lending rates contributed to the downturn in net revenues, operating income and net income for the quarter ended September 30, 1999.

NEW ACCOUNTING STANDARDS

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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



DATED:  November 12, 1999



                                       INTERLINQ SOFTWARE CORPORATION
                                       (Registrant)



                                       /s/ Stephen A. Yount
                                       -----------------------------------------
                                       Stephen A. Yount
                                       Executive Vice President and Chief
                                       Financial Officer (Principal Financial
                                       and Accounting Officer)

                                  Exhibit Index

               EXHIBIT
               NUMBER                         TITLE
               -------                        -----
                 27                   FINANCIAL DATA SCHEDULE