Form 10-Q
period 1999-12-31
INTERLINQ SOFTWARE CORP
filed 2000-02-11
CIK 802242

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended DECEMBER 31, 1999

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

            Yes [X]                                      No [ ]

As of February 7, there were 4,822,852 shares of the Registrant's Common Stock outstanding.

PART I.   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                         INTERLINQ SOFTWARE CORPORATION
                            CONDENSED BALANCE SHEETS
                                   (unaudited)

                                                            DECEMBER 31,    JUNE 30,
                                                               1999          1999
                                                            -----------   -----------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                              $ 3,434,504   $ 5,888,630
     Short-term investments                                   5,389,417     5,874,218
     Accounts receivable, net                                 2,854,377     3,763,446
     Inventory, prepaid expenses & other current assets       1,367,036       934,008
                                                            -----------   -----------
            Total current assets                             13,045,334    16,460,302
                                                            -----------   -----------

Property and equipment, at cost                               6,995,604     6,576,456
     Less accumulated depreciation and amortization           5,270,505     4,872,314
                                                            -----------   -----------
            Net property and equipment                        1,725,099     1,704,142
                                                            -----------   -----------

Capitalized software costs, net                               5,222,277     5,159,249
Goodwill and other intangible assets, net                     1,954,718     2,384,377
Other assets                                                     76,106        88,914
                                                            -----------   -----------
                                                            $22,023,534   $25,796,984
                                                            ===========   ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                       $   353,812   $   440,962
     Accrued compensation and benefits                          851,986     2,082,743
     Other accrued liabilities                                  138,152       221,535
     Customer deposits                                          763,723       965,204
     Deferred software support fees                           4,517,135     4,559,597
                                                            -----------   -----------
            Total current liabilities                         6,624,808     8,270,041
                                                            -----------   -----------

NONCURRENT LIABILITIES                                           31,474         9,854

SHAREHOLDERS' EQUITY:
     Common stock                                                48,229        51,806
     Additional paid-in capital                               7,680,085     9,409,382
     Retained earnings                                        7,638,938     8,055,901
                                                            -----------   -----------
            Total shareholders' equity                       15,367,252    17,517,089
                                                            -----------   -----------
                                                            $22,023,534   $25,796,984
                                                            ===========   ===========

See accompanying notes to condensed financial statements

                         INTERLINQ SOFTWARE CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                      THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                         DECEMBER 31,                       DECEMBER 31,
                                                  --------------------------         --------------------------
                                                     1999            1998               1999           1998
                                                  ----------      ----------         ----------     -----------
NET REVENUES:
     Software license fees                        $1,721,570      $3,158,612         $3,524,038     $ 6,505,717
     Software support fees                         2,385,254       2,086,439          4,844,655       4,067,714
     Other                                           606,004         559,935          1,210,853       1,039,622
                                                  ----------      ----------         ----------     -----------
         Total net revenues                        4,712,828       5,804,986          9,579,546      11,613,053
                                                  ----------      ----------         ----------     -----------

COST OF REVENUES:
     Software license fees                           538,535         611,290          1,063,887       1,151,124
     Software support fees                           658,389         631,035          1,363,849       1,269,847
     Other                                           385,892         280,353            753,990         542,605
                                                  ----------      ----------         ----------     -----------
         Total cost of revenues                    1,582,816       1,522,678          3,181,726       2,963,576
                                                  ----------      ----------         ----------     -----------
         Gross profit                              3,130,012       4,282,308          6,397,820       8,649,477
                                                  ----------      ----------         ----------     -----------

OPERATING EXPENSES:
     Product development                             993,915         836,020          1,929,414       1,601,832
     Sales and marketing                           1,249,007       1,420,183          2,614,396       2,868,805
     General and administrative                    1,197,285       1,623,183          2,348,818       2,778,374
     Amortization of goodwill & other
       intangible assets                             214,830         214,833            429,660         429,666
                                                  ----------      ----------         ----------     -----------
         Total operating expenses                  3,655,037       4,094,219          7,322,288       7,678,677
                                                  ----------      ----------         ----------     -----------
         Operating income (loss)                    (525,025)        188,089           (924,468)        970,800
Net interest and other income                        122,481         136,746            262,623         291,253
                                                  ----------      ----------         ----------     -----------
         Income (loss) before income taxes          (402,544)        324,835           (661,845)      1,262,053
                                                  ----------      ----------         ----------     -----------
Income tax expense (benefit)                        (148,941)        120,189           (244,882)        466,959
                                                  ----------      ----------         ----------     -----------
         Net income (loss)                        $ (253,603)     $  204,646         $ (416,963)    $   795,094
                                                  ==========      ==========         ==========     ===========


Net income (loss) per share - basic                   ($.05)            $.04             ($.08)            $.15
Net income (loss) per share - diluted                 ($.05)            $.04             ($.08)            $.14

Share used to calculate net income
      (loss) per share - basic                     4,860,026       5,124,097          4,998,982       5,217,008
Shares used to calculate net income
     (loss) per share - diluted                    4,860,026       5,431,071          4,998,982       5,497,773

See accompanying notes to condensed financial statements.

                         INTERLINQ SOFTWARE CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                     SIX MONTHS ENDED
                                                                        DECEMBER 31,
                                                                --------------------------
                                                                   1999           1998
                                                                -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                           $  (416,963)   $   795,094
       Adjustments to reconcile net income (loss) to net cash
          provided by operating activities:
             Depreciation and amortization                          398,191        471,994
             Amortization of capitalized software costs             956,753      1,032,920
             Amortization of goodwill & other intangible
                 assets                                             429,659        429,666
             Change in operating assets and liabilities:
                Accounts receivable                                 909,069       (397,080)
                Inventory, prepaid expenses & other current
                   assets                                          (433,028)      (454,495)
                Other assets                                         12,808         (5,890)
                Accounts payable                                    (87,150)       268,666
                Noncurrent liabilities                               21,620             --
                Accrued compensation and benefits,
                   and other accrued liabilities                 (1,314,140)    (1,162,032)
                Customer deposits                                  (201,481)       160,191
                Deferred software support fees                      (42,462)       738,261
                                                                -----------    -----------
                   Net cash provided by operating activities        232,876      1,877,295
                                                                -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                            (419,148)    (1,383,530)
    Capitalized software costs                                   (1,019,781)    (1,045,338)
    Purchases of investments                                     (2,737,852)    (1,523,609)
    Proceeds from sales and maturities of short-term
       investments                                                3,222,653      1,494,416
    Cash paid for acquisition                                          --       (2,712,380)

                                                                -----------    -----------
                   Net cash used in investing activities           (954,128)    (5,170,441)
                                                                -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common stock                          146,640         19,340
    Repurchase of common stock                                   (1,879,514)    (1,252,750)
                                                                -----------    -----------
                   Net cash used in financing activities         (1,732,874)    (1,233,410)
                                                                -----------    -----------
                   Net decrease in cash and cash equivalents     (2,454,126)    (4,526,556)
    Cash and cash equivalents at beginning of period              5,888,630      7,233,826
                                                                ===========    ===========
    Cash and cash equivalents at end of period                  $ 3,434,504    $ 2,707,270
                                                                ===========    ===========

See accompanying notes to condensed financial statements.

                         INTERLINQ SOFTWARE CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999
                                   (UNAUDITED)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended December 31, 1999, are not necessarily indicative of the results for the year ending June 30, 2000. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999.

2.   EARNINGS PER SHARE

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and potentially dilutive securities outstanding during the period using the treasury stock method. Since the Company had a net loss for the quarter and the six months ended December 31, 1999, no potential common shares were included in the computation of diluted loss per share for those periods.

The following table reconciles the shares used in calculating basic earnings
(loss) per share to the shares used in calculating diluted earnings (loss) per share:

                                              THREE MONTHS ENDED      SIX MONTHS ENDED
                                                 DECEMBER 31,            DECEMBER 31,
                                            ---------------------   ---------------------
                                              1999         1998       1999        1998
                                            ---------   ---------   ---------   ---------
Shares used to calculate basic earnings
   (loss) per share                         4,860,026   5,124,097   4,998,982   5,217,008
Dilutive effect of outstanding options           --       306,974        --       280,765
                                            ---------   ---------   ---------   ---------
Shares used to calculate diluted earnings
   (loss) per share                         4,860,026   5,431,071   4,998,982   5,497,773
                                            =========   =========   =========   =========

Certain options outstanding at the end of each period presented were excluded from the computation of earnings per share because their inclusion would be anti-dilutive as follows:

                                              THREE MONTHS ENDED      SIX MONTHS ENDED
                                                  DECEMBER 31,          DECEMBER 31,
                                            ---------------------   ---------------------
                                              1999         1998       1999        1998
                                            ---------   ---------   ---------   ---------
Options excluded from computation           1,206,802       4,933   1,206,802      28,312
Weighted-average exercise price                 $4.70       $7.55       $4.70       $7.08

3.   REVENUE RECOGNITION

The Company recognizes revenue in accordance with the provisions of Statement of Position 97-2, Software Revenue Recognition ("SOP 97-2"), which provides specific industry guidance and stipulates that revenue recognized from software arrangements is to be allocated to each element of the arrangement based on the relative fair values of the elements, such as software products, upgrades, enhancements, post contract customer support, consulting and implementation services, or training. Under SOP 97-2, the determination of fair value is based on objective evidence that is specific to the vendor. If such evidence of fair value for each element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value does exist or until all elements of the arrangement are delivered. Revenue is recognized when persuasive evidence of an arrangement exists and delivery has occurred, provided the fee is fixed and determinable, collectibility is probable and the arrangement does not require significant customization of the software.

On July 1, 1999, the Company adopted Statement of Position 98-9 ("SOP 98-9"). SOP 98-9 amends paragraphs 11 and 12 of SOP 97-2 to require recognition of revenue using the "residual method" when (1) there is vendor-specific objective evidence of the fair values of all undelivered elements in a multiple element arrangement that is not accounted for using long-term contract accounting, (2) vendor-specific objective evidence of fair value does not exist for one or more of the delivered elements in the arrangement, and (3) all revenue-recognition criteria in SOP 97-2 other than the requirement for vendor-specific objective evidence of the fair value of each delivered element of the arrangement are satisfied. Under the residual method, the arrangement fee is recognized as follows: (1) the total fair value of the undelivered elements, as indicated by vendor-specific objective evidence, is deferred and subsequently recognized in accordance with the relevant sections of SOP 97-2 and (2) the difference between the total arrangement fee and the amount deferred for undelivered elements is recognized as revenue related to the delivered elements. The adoption of SOP 98-9 did not have a material impact on the Company's results of operations or financial position for the quarter or the six-months ended December 31, 1999.

4.   SEGMENT INFORMATION

The operating segments reported below are the segments of the Company for which separate financial information is available and for which operating profit and loss amounts are evaluated and used by the chief operating decision maker for making operating decisions, assessing performance and deciding on how to effectively allocate resources. The Company has two principal businesses and, therefore, two reportable business segments: Mortgage Technology Division ("MTD") and Enterprise Technology Division ("ETD").

Information by operating segment is set forth below:

QUARTER ENDED DECEMBER 31:                                     MTD        ETD       TOTAL
---------------------------------------------------------------------------------------------
1999 (IN THOUSANDS):
Net revenue                                                 $  4,699   $     14    $  4,713
Depreciation and amortization                                    569        340         909
Operating income (loss)                                          159       (684)       (525)
Capital expenditures                                             181         24         205

1998 (IN THOUSANDS):
Net revenue                                                    5,774         31       5,805
Depreciation and amortization                                  1,042        (77)        965
Operating income (loss)                                          802       (614)        188
Capital expenditures                                             970         77       1,047

SIX-MONTHS ENDED DECEMBER 31:                                  MTD        ETD       TOTAL
---------------------------------------------------------------------------------------------
1999 (IN THOUSANDS):
Net revenue                                                 $  9,548   $     32    $  9,580
Depreciation and amortization                                  1,217        568       1,785
Operating income (loss)                                          449     (1,373)       (924)
Capital expenditures                                             390         29         419

1998 (IN THOUSANDS):
Net revenue                                                   11,524         89      11,613
Depreciation and amortization                                  1,783        152       1,935
Operating income (loss)                                        2,093     (1,122)        971
Capital expenditures                                           1,264        120       1,384

                                                               MTD        ETD       TOTAL
---------------------------------------------------------------------------------------------
IDENTIFIABLE ASSETS WERE AS FOLLOWS AS OF (IN THOUSANDS):
December 31, 1999                                             18,918      3,106      22,024
June 30, 1999                                                 22,575      3,222      25,797

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     INTERLINQ Software Corporation (the "Company"), established in 1982, is a leading provider of technology that helps organizations effectively manage complex, information-intensive business transactions. The Company's mortgage technology products are business solutions for banks, savings institutions, mortgage banks, mortgage brokers and credit unions. The Company's enterprise technology product (FlowMan) is a business solution designed to provide a process-centered, enterprise application integration framework. FlowMan is currently being integrated with the Company's suite of mortgage technology products. In addition to this integration, the Company believes that significant opportunity exists to realize additional value from this technology. The Company is developing a plan under which, if approved by its board of directors, the Company would form a separate company to take the FlowMan technology to markets beyond the mortgage industry while retaining the rights to its use in the Company's suite of mortgage technology products.

     The Company experienced a downturn in software license fee revenue due to a softened sales environment during the six months ended December 31, 1999. This environment was driven by reduced mortgage origination volumes (related to rising interest rates) as well as uncertainties related to Year 2000 issues.

     The Company believes that over the course of the last decade mortgage lenders have purchased technological infrastructure in order to improve their profit margins as well as to increase their production capacity in times of high mortgage origination volume. In fiscal years 1996 and 1997, the Company focused its product development effort to provide a more diverse and integrated "enterprise" solution for the mortgage lending industry. The product suite developed by the Company was designed to provide customers with a platform that would help them reduce their unit costs and, accordingly, increase their profit margins. Mortgage interest rates increased during the fourth quarter of fiscal year 1999 as a result of an increase in interest rates by the Federal Reserve. Rates continued to increase in the first and second quarters of fiscal 2000 and as a result, mortgage origination volumes have declined. An increasing interest rate environment leads to lower mortgage origination volumes and lower profit margins for mortgage lenders. As a result of these lower volumes and lower profit margins, the Company believes that mortgage lenders will need to continue to focus their long-term purchasing decisions on solutions that reduce unit costs and, accordingly, increase profit margins, and will not need to significantly increase their production capacity. The Company believes that its suite of mortgage technology products positions the Company well for this environment. In addition, the Company has seen recent changes in the nature of its prospective sales pipeline from numerous transactions representing additional production capacity to fewer, but in certain cases larger, transactions representing wholesale infrastructure changes for current and prospective customers. This change in the nature of the Company's sales pipeline could lead to revenue streams that are much less predictable than those experienced historically. Looking forward, the Company is expecting the interest rate environment to continue to cause a softened sales environment. Changes in the interest rate environment are difficult to predict and the Company is not expecting any significant decreases in mortgage lending rates through the end of fiscal year 2000.

    The Company believes that issues related to the Year 2000 problem have also contributed to the softened sales environment. The Company believes that a number of mortgage lenders and mortgage servicers delayed certain technology purchases until after January 1, 2000. Although the ability of customers to resolve issues related to the Year 2000 will vary, the Company expects to begin to see a rebound in software license fee revenue in the second half of fiscal year 2000, once the majority of its customers have resolved their Year 2000 problems and return to the process of purchasing and implementing technological infrastructure.

    The Company has not identified nor been made aware of any significant issues or problems related to the change to the year 2000 in its internal systems, the systems it sells, or the systems of third party vendors.

NET REVENUES

Three months ended December 31,

(In thousands)               1999     1998       Change
-------------------------------------------------------
Software license fees       $1,722    $3,159      (45%)

Software support fees        2,385     2,086       14%

Other                          606       560        8%
-------------------------------------------------------
Total net revenues          $4,713    $5,805      (19%)
-------------------------------------------------------

     Net revenues consist of software license fees, software support fees and other revenues (which include training, consulting fees, document fees, and other miscellaneous sales), net of discounts and sales returns.

     Software license fees were $1,722,000 for the quarter ended December 31, 1999, a decrease of 45% from $3,159,000 in the comparable quarter of the prior year. Software license fees were $3,524,000 for the six months ended December 31, 1999, a decrease of 46% from $6,506,000 in the comparable period of the prior year. These decreases in software license fees were due primarily to increasing interest rates and concerns about the Year 2000 (as previously discussed). The Company cannot predict changes in the interest rate environment but does not anticipate any significant decreases in mortgage lending rates through the end of fiscal year 2000. The Company believes that software license fees will rebound somewhat in the latter half of fiscal year 2000, once customers have resolved their year 2000 issues and resumed the process of purchasing technological infrastructure. This rebound is expected to come primarily from sales of MortgageWare Loan Servicing and MortgageWare TC Workflow Tools. It is difficult for the Company to measure the separate impact of the interest rate environment and the Year 2000 environment and to estimate their future impact on software license fees. However, the Company expects software license fee revenue to increase in the latter half of fiscal year 2000 compared to the first half of the fiscal year.

     Software support fees were $2,385,000 for the quarter ended December 31, 1999, an increase of 14% from $2,086,000 in the comparable quarter of the prior year. Software support fees were $4,845,000 for the six months ended December 31, 1999, an increase of 19% from $4,068,000 in the comparable period of the prior year. These period-to-period increases were due primarily to higher software sales volume through fiscal year 1999 and a relatively low customer attrition rate. Due in part to changes, from time to time, in government regulations relating to documentation required for residential mortgage lending, the vast majority of the Company's customers purchase annual software support agreements. Because software support fees are recognized ratably over the term of the annual support agreement (while software license fees are recognized on product shipment), the percentage change in software support fees compared to the percentage change in software license fees is not proportional. Due primarily to the high level of software license fees earned in fiscal 1999, the Company believes software support fees are likely to continue to increase at a modest rate for the rest of fiscal year 2000.

     Other revenues were $606,000 for the quarter ended December 31, 1999, an increase of 8% from $560,000 in the comparable quarter of the prior year. Other revenues were $1,211,000 for the six months ended December 31, 1999, an increase of 16% from $1,040,000 in the comparable period of the prior year. These increases were due primarily to an increase in document referral fees. The Company expects its other revenues to increase during the latter half of fiscal year 2000 compared to the first half of fiscal year 2000, due primarily to increases in demand for MortgageWare Loan Servicing and to projects which have been delayed by customers due to the Year 2000 problem.

     Despite the interest rate environment discussed above, the Company believes the overall lending environment as of December 31, 1999, to be favorable as compared to most historical measures. Nonetheless, there can be no assurance that mortgage-lending rates will not continue to increase or experience a high amount of volatility. Such continued increases or volatility could have a material adverse effect on the Company's business, financial condition and results of operations. Even if lending rates stabilize, if homeowners or potential homeowners perceive such rates as too high, decisions that would otherwise result in mortgage lending transactions may be delayed. Such delays may have an adverse effect on the Company's customers, which could result in an adverse effect on the Company and its results of operations.

     The Company is new to the enterprise application integration (EAI) and workflow marketplace, which is a relatively new, constantly changing and intensely competitive market. In addition, many of the Company's competitors in this market have longer operating histories, greater name recognition, and significantly greater financial, technical and marketing resources than the Company. There can be no assurance that the Company's products will be accepted by the market or that the Company will be competitive within the market; lack of acceptance of the Company's EAI product in the market or an inability to compete effectively against the Company's competitors would have a material adverse effect on the Company's revenues, profitability and financial condition.

COST OF REVENUES

Three months ended December 31,

(In thousands)                    1999    1998    Change
---------------------------------------------------------
Software license fees             $539     $611     (12%)

Percentage of software
  license fees                     31%      19%
---------------------------------------------------------

Software support fees             $658     $631       4%

Percentage of software
   support fees                    28%      30%
---------------------------------------------------------

Other                             $386     $280      38%

Percentage of other                64%      50%
---------------------------------------------------------
Total cost of revenues          $1,583   $1,523       4%

Percentage of net revenues         34%      26%
---------------------------------------------------------

     Cost of software license fees consists primarily of the amortization of capitalized software development costs and, to a lesser extent, commissions and royalties paid to third parties for certain interface products, and the purchase and duplication of disks and product documentation. As a percentage of software license fees, cost of software license fees increased to 31% for the quarter ended December 31, 1999, compared to 19% for the quarter ended December 31, 1998. As a percentage of software license fees, cost of software license fees increased to 30% for the six months ended December 31, 1999, from 18% in the comparable period of the prior year. These increases were due primarily to software license fees decreasing substantially during these periods with the cost of software license fees remaining relatively flat. The cost of software license fees contains the relatively fixed component of amortization of capitalized software development costs. Amortization of capitalized software development costs decreased to $492,000 for the quarter ended December 31, 1999, compared to $530,000 in the comparable quarter of the prior year, and decreased to $957,000 for the six months ended December 31, 1999, compared to $1,033,000 in the comparable period of the prior year. The Company expects the dollar amount of its amortization of capitalized software development costs to remain relatively flat for the remainder of fiscal year 2000.

     Cost of software support fees includes salaries and other costs related to providing telephone support, and the purchase, duplication and shipping of disks associated with software updates. As a percentage of software support fees, cost of software support fees decreased to 28% for the quarter ended December 31, 1999, compared to 30% for the quarter ended December 31, 1998. As a percentage of software support fees, cost of software support fees decreased to 28% for the six months ended December 31, 1999, from 31% in the comparable period of the prior year. These decreases were primarily due to software support fees increasing at a rate higher than the related costs. The cost of software support fees increased 4% over the year ago quarter, primarily representing increased payroll costs for the customer support group. The Company expects the dollar cost of software support fees to increase due to the increased staffing that will be required to support a higher installed base of the Company's products and a more diverse product base. The Company also expects that these factors may lead to a modest increase in the ratio of the cost of software support fees to software support fees.

     Cost of other revenue includes primarily the salaries and non-reimbursable expenses for the employees who provide training and consulting services. As a percentage of other revenue, cost of other revenue increased to 64% for the quarter ended December 31, 1999, compared to 50% for the quarter ended December 31, 1998. As a percentage of other revenue, cost of other revenue increased to 62% for the six months ended December 31, 1999, from 52% in the comparable period of the prior year. These increases were due primarily to lower margins earned on some of the Company's consulting projects and the addition of a loan servicing consulting group, which did not exist last year.

OPERATING EXPENSES

Three months ended December 31,

(In thousands)                    1999     1998    Change
----------------------------------------------------------

Product development                $994     $836      19%

Percentage of net revenues          21%      14%
----------------------------------------------------------

Sales & marketing                $1,249   $1,420     (12%)

Percentage of net revenues          27%      24%
----------------------------------------------------------

General & administrative         $1,197   $1,623     (26%)

Percentage of net revenues          25%      28%
----------------------------------------------------------

Amortization of goodwill           $215     $215       0%

Percentage of net revenues           5%       4%
----------------------------------------------------------

     Product development expenses include salaries for software developers and analysts, facility costs and expenses associated with computer equipment used in software development, net of costs capitalized. As a percentage of net revenues, product development expenses increased to 21% for the quarter ended December 31, 1999, compared to 14% for the quarter ended December 31, 1998. As a percentage of net revenues, product development expenses increased to 20% for the six months ended December 31, 1999, from 14% in the comparable period of the prior year. The increases in percentages were due primarily to decreasing revenue combined with increasing product development expenses. The increases in product development expenses were due primarily to increases in payroll and related expenses for additional development staff as well as to increasing overall salaries in a tight labor market. To compound this increase there was a decrease in the amount of capitalized software development costs. The Company capitalized $503,000 and $556,000 of development expenditures for the quarters ended December 31, 1999, and 1998, respectively. The Company capitalized $1,020,000 and $1,045,000 of development expenditures for the six months ended December 31, 1999, and 1998, respectively. The Company expects overall development spending to remain relatively flat for the remainder of fiscal year 2000.

     Sales and marketing expenses consist primarily of salaries, sales commissions, travel and facility costs for the Company's sales and marketing personnel, and, to a lesser extent, advertising, trade shows and other promotional activities. As a percentage of net revenues, sales and marketing expenses increased to 27% for the quarter ended December 31, 1999, compared to 24% for the quarter ended December 31, 1998. As a percentage of net revenues, sales and marketing expenses increased to 27% for the six months ended December 31, 1999, compared to 25% in the comparable period of the prior year. These percentage changes were primarily due to revenues decreasing at a faster rate than sales and marketing expenses. The decreases in sales and marketing expenses were due primarily to reduced commissions from the decreases in sales volume.

     General and administrative expenses include costs associated with finance, accounting, purchasing, order fulfillment, administration and facilities. As a percentage of net revenues, general and administrative expenses decreased to 25% for the quarter ended December 31, 1999, compared to 28% for the quarter ended December 31, 1998. As a percentage of net revenues, general and administrative expenses increased to 25% for the six months ended December 31, 1999, from 24% in the comparable period of the prior year. On a dollar basis, general and administrative expenses decreased by $426,000 and $429,000 for the quarter and six-month period ended December 31, 1999, respectively. These decreases were primarily due to expenses associated with the proposed recapitalization of the Company in the quarter ended December 31, 1998 (which was eventually terminated in June of 1999). The Company expects general and administrative expenses to remain relatively consistent for the remainder of fiscal year 2000.

     Amortization of goodwill and other intangible assets consists of the straight-line amortization of assets obtained by the Company as a result of its acquisition of Logical Software Solutions Corporation ("LSS") on June 30, 1998. These assets include workforce-in-place, customer lists, trade name, noncompete and employment agreements and goodwill, which are being amortized over their estimated useful lives of three to four years. The Company accounted for the acquisition of LSS under the purchase method of accounting and accordingly, the results of LSS's operations are included in the Company's financial statements since the date of acquisition.

     The purchase price of LSS was allocated to the fair value of the acquired assets and assumed liabilities based on their fair values at the date of the acquisition. Approximately $1,350,000 of the purchase price represented acquired in-process research and development that had not yet reached technological feasibility and had no alternative future use. The in-process research and development project consisted of the development of FlowMan 4.0. This project encompassed significantly enhancing and adding features and functionality to the existing FlowMan product. At the time of acquisition, the Company estimated that the project was 43% complete and that the costs to complete the project would be approximately $200,000. The project was substantially completed during fall of 1999, while efforts to integrate the FlowMan technology with the Company's mortgage technology products continue. The total costs associated with this project were approximately $1.2 million.

NET INTEREST AND OTHER INCOME

Three months ended December 31,

(In thousands)                   1999     1998     Change
---------------------------------------------------------
Net interest and other
    income                       $122     $137      (10%)
Percentage of net revenues          3%       2%
---------------------------------------------------------

     The decrease in interest and other income was due primarily to the reduction in average cash and investment balances held during the period.

     As of December 31, 1999, the Company had no interest-bearing debt outstanding and anticipates no new debt financing in the foreseeable future. Accordingly, the Company expects net interest and other income for the foreseeable future to reflect net interest income.

INCOME TAXES

Three months ended December 31,

(In thousands)                  1999     1998     Change
---------------------------------------------------------
Income taxes                   ($149)    $120       nm

Effective tax rate                37%     37%
---------------------------------------------------------

     Income taxes include federal and state income taxes currently payable and deferred taxes arising from temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The effective tax rate was consistent for the quarter and six-month period ended December 31, 1999, and 1998, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital, which consists principally of cash, cash equivalents and short-term investments, was $6,421,000 as of December 31, 1999, compared to $8,190,000 at June 30, 1999. Cash and cash equivalents decreased by $2,454,000 for the six months ended December 31, 1999. This decrease was primarily due to the repurchase of the Company's common stock and investments in capitalized software development and property and equipment.

     The Company expects to spend approximately $400,000 for capital expenditures during the remainder of fiscal year 2000.

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

YEAR 2000

     During the quarter ended December 31, 1999, the Company completed efforts to mitigate the impact of the Year 2000 problem on three levels: (i) the products that the Company uses internally to conduct its business, (ii) the products that it sells, and (iii) the Year 2000 readiness of the Company's vendors. Although the Company has not encountered any significant issues or discrepancies due to the change to the Year 2000, the Company believes that there is some limited risk and exposure with regard to Year 2000 problems for the next one to two fiscal quarters.

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

CERTAIN ADDITIONAL FACTORS AFFECTING FUTURE RESULTS

     There can be no assurance that the Company will be successful in attracting new customers in the mortgage technology market or that its existing customers will continue to purchase its products and support services. In addition, there can be no assurance that the Company's new mortgage technology products and services will be released in a timely fashion and that, if and when released, new products or services or its efforts to integrate the FlowMan product into its existing mortgage software products will be well-received by its target market or that others will not successfully develop competing products and services. Each of these events could have a material adverse effect upon the Company's revenues, financial condition and results of operations.

     There can be no assurance that the Company will be successful in attracting new customers in the EAI market or that its existing customers will continue to purchase its products and support services. In addition, there can be no assurance that FlowMan 4.0 will be well-received by its target market or that others will not successfully develop competing products and services. Each of these events could have a material adverse effect upon the Company's revenues, financial condition and results of operations.

     Expansion of the Company's operations in the EAI software market and the Company's plan to create a separate company to take this technology to market will require significant additional expenses and capital and could strain the Company's management, financial and operational resources. There can be no assurance that the Company's experience and leadership in the mortgage-related software market will benefit the Company as it creates a new company and enters new markets, and gross margins attributable to new business areas may be lower than those associated with the Company's existing business activities. Similarly, there can be no assurance that the Company will be able to expand its operations in a cost-effective or timely manner. Furthermore, any new business launched by the Company that is not favorably received by consumers could damage the Company's reputation or the INTERLINQ brand. The lack of market acceptance of such efforts or the Company's inability to generate satisfactory revenues from such expanded services or products to offset their cost could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

     It is difficult for the Company to accurately estimate unit sales of its products and the volume of annual support contracts that its customers will purchase due in general to the nature of the software markets, and specifically to the cyclical and volatile nature of the residential mortgage lending market and the development stage of the EAI market. In early 1994, the residential mortgage lending market experienced a reduction in mortgage refinance volumes due to a rise in interest rates. The Company experienced a significant decrease in net revenues, operating income and net income during the fourth quarter of fiscal 1994, which continued through most of fiscal year 1995. The Company believes that the current environment of increased mortgage lending rates contributed to the downturn in net revenues, operating income and net income for the quarter ended December 31, 1999.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company does not use derivative financial instruments in its investment portfolio. Its financial instruments consist of cash and cash equivalents, short-term investments, trade accounts and contracts receivable and accounts payable. The Company's exposure to market risk for changes in interest rates relates primarily to its short-term investments and short-term obligations; accordingly, fluctuations in interest rates would not have a material impact on the fair value of these securities.

PART II.  OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS

                  The Company received a complaint from one of its customers regarding the performance of purchased product and services worth less than $141,000. This complaint resulted in the Company filing a lawsuit for declaratory relief in Washington on January 19 (Interlinq Software Corporation v. Molton, Allen & Williams Corporation d/b/a MAW Corporation, King County Superior Court No. 00-2-01814-2SEA) and the customer filing a lawsuit for $5 million in damages in its home state of Alabama on January 24 (Molton Allen & Williams Corporation v. Interlinq Software Corporation, District Court for Jefferson County No. CV0000422). The Company denies the allegations raised by the customer and intends to vigorously pursue declaratory relief and defend itself on the claim. The Company is unable to predict the outcome or potential losses associated with this claim.

     ITEM 2.  CHANGES IN SECURITIES

                  None.

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                  None.

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  At the Company's Annual Meeting of Shareholders held on November 9, 1999:

                  The following nominees were elected to the Board of Directors:


                                             Affirmative      Votes Withheld
                                                Votes
                                           --------------     ---------------
                  Jiri M. Nechleba             3,841,818          818,825
                  Theodore M. Wight            4,093,818          566,825

                  Directors Robert W. O'Rear and Robert J. Gallagher will continue their current term as directors.

                  A proposal to amend the Company's 1993 Stock Option Plan (the
                  Plan) to increase the number of shares of Common Stock to be granted under the plan was approved as follows:

                  Affirmative Votes   Votes Against   Abstentions    Non-Votes
                  -----------------   -------------   -----------   -----------
                      1,697,944         1,074,021        8,350       2,117,537

     ITEM 5.    OTHER INFORMATION

                  Effective November 30, 1999, the Company named George Sarlo to its board of directors. Mr. Sarlo is a founder and general partner of the Walden Group, a venture capital firm headquartered in San Francisco. Mr. Sarlo also founded Ashfield & Co., Inc., an investment management company and has previously served as vice president and Director of William D. Witter, Inc. and as Portfolio Manager for Capital Research. He currently serves on several boards of directors, including that of Invivo Corporation (Nasdaq: SAFE), a California-based manufacturer of medical devices.

     ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

                  a)  EXHIBITS

                      27.1 Financial Data Schedule

                  b)  REPORTS ON FORM 8-K

                      None

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED:  February 10, 2000



                                  INTERLINQ SOFTWARE CORPORATION
                                  (Registrant)


                                  /s/ Alan Pickerill
                                  ----------------------
                                  Alan Pickerill
                                  Vice President Finance
                                  (Principal Financial and Accounting Officer)

                                     EXHIBIT INDEX

                    EXHIBIT NUMBER                         TITLE
            -------------------------------    ---------------------------------
                         27.1                      FINANCIAL DATA SCHEDULE