Form 10-Q
period 2000-01-31
INTERLINQ SOFTWARE CORP
filed 2000-05-12
CIK 802242

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    ---------
                                    FORM 10-Q
                                    ---------

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended MARCH 31, 2000

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

                    Yes [X]                     No[ ]


As of April 28, 2000, there were 4,824,077 shares of the Registrant's Common Stock outstanding.

PART I.   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                         INTERLINQ SOFTWARE CORPORATION
                            CONDENSED BALANCE SHEETS

                                                         MARCH 31,         JUNE 30,
                                                            2000             1999
                                                         -----------      -----------
                                                         (unaudited)
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                           $ 6,268,614      $ 5,888,630
     Short-term investments                                2,725,949        5,874,218
     Accounts receivable, net                              2,605,024        3,763,446
     Inventory, prepaid expenses and
      other current assets                                 1,543,196          934,008
                                                         -----------      -----------
            Total current assets                          13,142,783       16,460,302
                                                         -----------      -----------

Property and equipment, at cost                            7,105,683        6,576,456
     Less accumulated depreciation and amortization        5,475,273        4,872,314
                                                         -----------      -----------
            Net property and equipment                     1,630,410        1,704,142
                                                         -----------      -----------

Capitalized software costs, net                            5,192,952        5,159,249
Goodwill and other intangible assets, net                  1,739,887        2,384,377
Other assets                                                  68,283           88,914
                                                         -----------      -----------
                                                         $21,774,315      $25,796,984
                                                         ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                    $   359,074      $   440,962
     Accrued compensation and benefits                       669,406        2,082,743
     Other accrued liabilities                               212,470          221,535
     Customer deposits                                       937,125          965,204
     Deferred software support fees                        4,607,253        4,559,597
                                                         -----------      -----------
            Total current liabilities                      6,785,328        8,270,041
                                                         -----------      -----------

NONCURRENT LIABILITIES                                        44,625            9,854

SHAREHOLDERS' EQUITY:
     Common stock                                             48,241           51,806
     Additional paid-in capital                            7,543,623        9,409,382
     Retained earnings                                     7,352,498        8,055,901
                                                         -----------      -----------
            Total shareholders' equity                    14,944,362       17,517,089
                                                         -----------      -----------
                                                         $21,774,315      $25,796,984
                                                         ===========      ===========



See accompanying notes to condensed financial statements.

                         INTERLINQ SOFTWARE CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                 THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                      MARCH 31,                            MARCH 31,
                                                2000               1999             2000                1999
                                           ------------       ------------      ------------       ------------
NET REVENUES:
     Software license fees                 $  1,715,826       $  3,331,732      $  5,239,864       $  9,837,449
     Software support fees                    2,461,689          2,187,972         7,306,344          6,255,686
     Other                                      428,194            734,206         1,639,047          1,773,828
                                           ------------       ------------      ------------       ------------
        Total net revenues                    4,605,709          6,253,910        14,185,255         17,866,963
                                           ------------       ------------      ------------       ------------

COST OF REVENUES:
     Software license fees                      542,485            643,237         1,606,372          1,794,361
     Software support fees                      592,773            714,420         1,956,622          1,984,267
     Other                                      334,199            408,576         1,088,189            951,181
                                           ------------       ------------      ------------       ------------
        Total cost of revenues                1,469,457          1,766,233         4,651,183          4,729,809
                                           ------------       ------------      ------------       ------------
        Gross profit                          3,136,252          4,487,677         9,534,072         13,137,154
                                           ------------       ------------      ------------       ------------

OPERATING EXPENSES:
     Product development                        999,205            794,457         2,928,619          2,396,289
     Sales and marketing                      1,187,916          1,437,625         3,802,312          4,306,430
     General and administrative               1,319,443          1,510,841         3,668,261          4,289,215
     Amortization of goodwill and
        other intangible assets                 214,830            214,830           644,490            644,496
                                           ------------       ------------      ------------       ------------
        Total operating expenses              3,721,394          3,957,753        11,043,682         11,636,430
                                           ------------       ------------      ------------       ------------
        Operating income (loss)                (585,142)           529,924        (1,509,610)         1,500,724
Net interest and other income                   130,473            130,437           393,096            421,690
                                           ------------       ------------      ------------       ------------
        Income (loss) before income
          taxes                                (454,669)           660,361        (1,116,514)         1,922,414
                                           ------------       ------------      ------------       ------------
Income tax expense (benefit)                   (168,229)           244,333          (413,111)           711,292
                                           ------------       ------------      ------------       ------------
        Net income (loss)                     ($286,440)      $    416,028         ($703,403)      $  1,211,122
                                           ============       ============      ============       ============

Net income (loss) per share - basic               ($.06)      $        .08             ($.14)      $        .23
Net income (loss) per share - diluted             ($.06)      $        .08             ($.14)      $        .22

Shares used to calculate net income
    (loss) per share - basic                  4,827,154          5,128,864         4,942,122          5,188,055

Shares used to calculate net income
     (loss) per share - diluted               4,827,154          5,483,071         4,942,122          5,493,362



See accompanying notes to condensed financial statements.

                         INTERLINQ SOFTWARE CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                   NINE MONTHS ENDED
                                                                        MARCH 31,
                                                                  2000             1999
                                                              -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                          $  (703,403)      $ 1,211,122
      Adjustments to reconcile net income (loss) to
      net cash provided by operating activities:
           Depreciation and amortization                        1,247,449         1,368,528
           Amortization of capitalized software costs           1,472,527         1,599,343
           Change in operating assets and liabilities:
             Accounts receivable                                1,158,422          (921,333)
             Inventory, prepaid expenses and other
                current assets                                   (609,188)         (347,679)
             Other assets                                          20,631            23,238
             Accounts payable                                     (81,888)           72,301
             Accrued compensation and benefits,
                and other accrued liabilities                  (1,422,402)         (554,295)
             Customer deposits                                    (28,079)          741,516
             Deferred software support fees                        82,427           925,614
                                                              -----------       -----------
                Net cash provided by operating
                       activities                               1,136,496         4,118,355
                                                              -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                           (529,227)       (1,525,104)
   Capitalized software costs                                  (1,506,230)       (1,585,473)
   Proceeds from sales and maturities of
      short-term investments                                    3,148,269            53,086
   Cash paid for acquisition                                           --        (2,712,380)
                                                              -----------       -----------
                Net cash provided by (used in) investing
                       activities                               1,112,812        (5,769,871)
                                                              -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                         304,901            34,167
   Repurchase of common stock                                  (2,174,225)       (1,252,751)
                                                              -----------       -----------
                Net cash used in financing activities          (1,869,324)       (1,218,584)
                                                              -----------       -----------
                Net increase (decrease) in cash and
                       cash equivalents                           379,984        (2,870,100)
   Cash and cash equivalents at beginning of period             5,888,630         7,233,826
                                                              -----------       -----------
   Cash and cash equivalents at end of period                 $ 6,268,614       $ 4,363,726
                                                              ===========       ===========



See accompanying notes to condensed financial statements.

                         INTERLINQ SOFTWARE CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended March 31, 2000, are not necessarily indicative of the results for the year ending June 30, 2000. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999.


2. EARNINGS PER SHARE

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and potentially dilutive securities outstanding during the period using the treasury stock method. Since the Company had a net loss for the quarter and the nine months ended March 31, 2000, no potential common shares were included in the computation of diluted loss per share for those periods.

The following table reconciles the shares used in calculating basic earnings
(loss) per share to the shares used in calculating diluted earnings (loss) per share:


                                        THREE MONTHS ENDED            NINE MONTHS ENDED
                                             MARCH 31,                    MARCH 31,
                                        2000           1999           2000           1999
                                      ---------      ---------      ---------      ---------
Shares used to calculate basic
  earnings (loss) per share           4,827,154      5,128,864      4,942,122      5,188,055
Dilutive effect of outstanding
  options                                    --        354,207             --        305,307
                                      ---------      ---------      ---------      ---------
Shares used to calculate diluted
  earnings (loss) per share           4,827,154      5,483,071      4,942,122      5,493,362
                                      =========      =========      =========      =========


Certain options outstanding at the end of each period presented were excluded from the computation of diluted earnings per share because their inclusion would be anti-dilutive as follows:

                                         THREE MONTHS ENDED            NINE MONTHS ENDED
                                               MARCH 31,                    MARCH 31,
                                         2000           1999          2000           1999
                                       ---------      ---------     ---------      ---------
Options excluded from computation      1,111,095            358     1,111,095          4,493
Weighted-average exercise price        $    4.81      $    8.38     $    4.81      $    7.55

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

On July 1, 1999, the Company adopted Statement of Position 98-9 ("SOP 98-9"). SOP 98-9 amends paragraphs 11 and 12 of SOP 97-2 to require recognition of revenue using the "residual method" when (1) there is vendor-specific objective evidence of the fair values of all undelivered elements in a multiple element arrangement that is not accounted for using long-term contract accounting, (2) vendor-specific objective evidence of fair value does not exist for one or more of the delivered elements in the arrangement, and (3) all revenue-recognition criteria in SOP 97-2 other than the requirement for vendor-specific objective evidence of the fair value of each delivered element of the arrangement are satisfied. Under the residual method, the arrangement fee is recognized as follows: (1) the total fair value of the undelivered elements, as indicated by vendor-specific objective evidence, is deferred and subsequently recognized in accordance with the relevant sections of SOP 97-2 and (2) the difference between the total arrangement fee and the amount deferred for undelivered elements is recognized as revenue related to the delivered elements. The adoption of SOP 98-9 did not have a material impact on the Company's results of operations or financial position for the quarter or the nine-months ended March 31, 2000.

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

Information by operating segment is set forth below:

QUARTER ENDED MARCH 31:               MTD          ETD         TOTAL
---------------------------------------------------------------------
2000 (IN THOUSANDS):
Net revenue                        $ 4,605      $     0       $ 4,605
Depreciation and amortization          651          284           935
Operating income (loss)                 93         (678)         (585)
Capital expenditures                   103            7           110

1999 (IN THOUSANDS):
Net revenue                          6,204           50         6,254
Depreciation and amortization          736          297         1,033
Operating income (loss)              1,119         (589)          530
Capital expenditures                   139            2           141


NINE-MONTHS ENDED MARCH 31:          MTD          ETD           TOTAL
---------------------------------------------------------------------
2000 (IN THOUSANDS):
Net revenue                        $14,153      $    32       $14,185
Depreciation and amortization        1,868          852         2,720
Operating income (loss)                541       (2,051)       (1,510)
Capital expenditures                   493           36           529

1999 (IN THOUSANDS):
Net revenue                         17,728          139        17,867
Depreciation and amortization        2,091          877         2,968
Operating income (loss)              3,212       (1,711)        1,501
Capital expenditures                 1,403          122         1,525



                                     MTD          ETD           TOTAL
---------------------------------------------------------------------
IDENTIFIABLE ASSETS WERE AS
FOLLOWS AS OF (IN THOUSANDS):
March 31, 2000                     $18,698      $ 3,076       $21,774
June 30, 1999                       22,575        3,222        25,797

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

   The Company experienced a downturn in software license fee revenue due to a softened sales environment during the nine months ended March 31, 2000. This environment was driven by reduced mortgage origination volumes (related to rising interest rates) and to the Year 2000 problem.

   The Company believes that over the course of the last decade mortgage lenders have purchased technological infrastructure in order to improve their profit margins as well as to increase their production capacity in times of high mortgage origination volume. In fiscal years 1996 and 1997, the Company focused its product development effort to provide a more diverse and integrated "enterprise" solution for the mortgage lending industry. The product suite developed by the Company was designed to provide customers with a platform that would help them reduce their unit costs and, accordingly, increase their profit margins. Mortgage interest rates increased during the fourth quarter of fiscal year 1999 as a result of an increase in interest rates by the Federal Reserve. Rates continued to increase in the first, second, and third quarters of fiscal 2000 and as a result, mortgage origination volumes have declined. An increasing interest rate environment leads to lower mortgage origination volumes and lower profit margins for mortgage lenders. As a result of these lower volumes and lower profit margins, the Company believes that mortgage lenders will need to continue to focus their long-term purchasing decisions on solutions that reduce unit costs and, accordingly, increase profit margins, and will not need to significantly increase their production capacity. The Company believes that its product development plans and its suite of mortgage technology products position the Company well for this environment. In addition, the Company has seen recent changes in the nature of its prospective sales pipeline from numerous transactions representing additional production capacity to fewer, but in certain cases larger, transactions representing wholesale infrastructure changes for current and prospective customers. This change in the nature of the Company's sales pipeline could lead to revenue streams that are much less predictable than those experienced historically. Looking forward, the Company is expecting the interest rate environment to continue to cause a softened sales environment. Changes in the interest rate environment are difficult to predict and the Company is not expecting any significant decreases in mortgage lending rates through the end of fiscal year 2000.

   The Company believes that issues related to the Year 2000 problem have also contributed to the softened sales environment. The Company believes that a number of mortgage lenders and mortgage servicers delayed certain technology purchases until after January 1, 2000. Although the ability of customers to resolve issues related to the Year 2000 will vary, the Company expects to begin to see a rebound in software license fee revenue in the fourth quarter of fiscal year 2000 and early in fiscal year 2001, once the majority of its customers and prospects return to the process of purchasing and implementing technological infrastructure.

   The Company has not identified nor been made aware of any significant issues or problems related to the change to the Year 2000 in its internal systems, the systems it sells, or the systems of third party vendors.


NET REVENUES
Three months ended March 31,
(In thousands)                2000         1999            Change
-----------------------------------------------------------------
Software license fees        $1,716        $3,332           (49%)

Software support fees         2,462         2,188            13%

Other                           428           734           (42%)
-----------------------------------------------------------------
Total net revenues           $4,606        $6,254           (26%)
-----------------------------------------------------------------

   Net revenues consist of software license fees, software support fees and other revenues (which include training, consulting fees, document fees, and other miscellaneous sales), net of discounts and sales returns.

   Software license fees were $1,716,000 for the quarter ended March 31, 2000, a decrease of 49% from $3,332,000 in the comparable quarter of the prior year. Software license fees were $5,240,000 for the nine months ended March 31, 2000, a decrease of 47% from $9,837,000 in the comparable period of the prior year. These decreases in software license fees were due primarily to increasing interest rates and concerns about the Year 2000 (as previously discussed). The Company cannot predict changes in the interest rate environment but does not anticipate any significant decreases in mortgage lending rates through the end of fiscal year 2000. The Company believes that software license fees will remain flat or rebound somewhat in the fourth quarter of fiscal year 2000, once customers have resumed the process of purchasing technological infrastructure. This rebound is expected to come primarily from sales of MortgageWare Loan Servicing and MortgageWare TC Workflow Tools. It is difficult for the Company to measure the separate impact of the interest rate environment and the Year 2000 environment and to estimate their future impact on software license fees.

   Software support fees were $2,462,000 for the quarter ended March 31, 2000, an increase of 13% from $2,188,000 in the comparable quarter of the prior year. Software support fees were $7,306,000 for the nine months ended March 31, 2000, an increase of 17% from $6,256,000 in the comparable period of the prior year. These period-to-period increases were due primarily to higher software sales volume through fiscal year 1999 and a relatively low customer attrition rate. Due in part to changes, from time to time, in government regulations relating to documentation required for residential mortgage lending, the vast majority of the Company's customers purchase annual software support agreements. Because software support fees are recognized ratably over the term of the annual support agreement (while software license fees are recognized on product shipment), the percentage change in software support fees compared to the percentage change in software license fees is not proportional. Due primarily to the high level of software license fees earned in fiscal 1999, the Company believes software support fees are likely to continue to increase at a modest rate for the rest of fiscal year 2000.

   Other revenues were $428,000 for the quarter ended March 31, 2000, a decrease of 42% from $734,000 in the comparable quarter of the prior year. Other revenues were $1,639,000 for the nine months ended March 31, 2000, a decrease of 8% from $1,774,000 in the comparable period of the prior year. These decreases were due primarily to decreases in training, custom programming and servicing conversion revenue. The Company expects its other revenues to continue to decrease during the fourth quarter of fiscal year 2000 compared to the fourth quarter of fiscal year 1999.

   Despite the interest rate environment discussed above, the Company believes the overall lending environment as of March 31, 2000, to be favorable as compared to most historical measures. Nonetheless, there can be no assurance that mortgage-lending rates will not continue to increase or experience a high amount of volatility. Such continued increases or volatility could have a material adverse effect on the Company's business, financial condition and results of operations. Even if lending rates stabilize, if homeowners or potential homeowners perceive such rates as too high, decisions that would otherwise result in mortgage lending transactions may be delayed. Such delays may have an adverse effect on the Company's customers, which could result in an adverse effect on the Company and its results of operations.

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


COST OF REVENUES
Three months ended March 31,
(In thousands)                 2000           1999            Change
---------------------------------------------------------------------
Software license fees         $  542         $  643            (16%)

Percentage of software
  license fees                    32%            19%
---------------------------------------------------------------------
Software support fees         $  593         $  714            (17%)

Percentage of software
   support fees                   24%            33%
---------------------------------------------------------------------
Other                         $  334         $  409            (18%)

Percentage of other               78%            56%
---------------------------------------------------------------------
Total cost of revenues        $1,469         $1,766            (17%)

Percentage of net
revenues                          32%            28%
---------------------------------------------------------------------



   Cost of software license fees consists primarily of the amortization of capitalized software development costs and, to a lesser extent, commissions and royalties paid to third parties for certain interface products, and the purchase and duplication of disks and product documentation. As a percentage of software license fees, cost of software license fees increased to 32% for the quarter ended March 31, 2000, compared to 19% for the quarter ended March 31, 1999. As a percentage of software license fees, cost of software license fees increased to 31% for the nine months ended March 31, 2000, from 18% in the comparable period of the prior year. These increases were due primarily to software license fees decreasing substantially during these periods with the cost of software license fees remaining relatively flat. The cost of software license fees contains the relatively fixed component of amortization of capitalized software development costs. Amortization of capitalized software development costs decreased to $516,000 for the quarter ended March 31, 2000, compared to $566,000 in the comparable quarter of the prior year, and decreased to $1,473,000 for the nine months ended March 31, 2000, compared to $1,599,000 in the comparable period of the prior year.

   Cost of software support fees includes salaries and other costs related to providing telephone support, and the purchase, duplication and shipping of disks associated with software updates. As a percentage of software support fees, cost of software support fees decreased to 24% for the quarter ended March 31, 2000, compared to 33% for the quarter ended March 31, 1999. As a percentage of software support fees, cost of software support fees decreased to 27% for the nine months ended March 31, 1999, from 32% in the comparable period of the prior year. These decreases were primarily due to software support fees increasing while the related costs were decreasing. The dollar cost of software support fees decreased 17% over the year ago quarter, primarily representing decreased payroll costs for the customer support group. The Company expects the dollar cost of software support fees to increase due to the increased staffing that will be required to support a higher installed base of the Company's products and a more diverse product base. The Company also expects that these factors may lead to a modest increase in the ratio of the cost of software support fees to software support fees.

   Cost of other revenue includes primarily the salaries and non-reimbursable expenses for the employees who provide training and consulting services. As a percentage of other revenue, cost of other revenue increased to 78% for the quarter ended March 31, 2000, compared to 56% for the quarter ended March 31, 1999. As a percentage of other revenue, cost of other revenue increased to 66% for the nine months ended March 31, 2000, from 54% in the comparable period of the prior year. These increases were due primarily to the decreases in training, custom programming and servicing conversion revenue described above and to lower margins earned on the Company's consulting projects. In addition, the Company added a loan servicing consulting group, which did not exist last year.

OPERATING EXPENSES
Three months ended March 31,
(In thousands)                   2000           1999             Change
-----------------------------------------------------------------------
Product development             $  999         $  794             26%

Percentage of net
revenues                            22%            13%
-----------------------------------------------------------------------
Sales & marketing               $1,188         $1,438            (17%)

Percentage of net
revenues                            26%            23%
-----------------------------------------------------------------------
General & administrative        $1,319         $1,511            (13%)

Percentage of net
revenues                            29%            24%
-----------------------------------------------------------------------
Amortization of goodwill        $  215         $  215              0%

Percentage of net
revenues                             5%             3%
-----------------------------------------------------------------------



        Product development expenses include salaries for software developers and analysts, facility costs and expenses associated with computer equipment used in software development, net of costs capitalized. As a percentage of net revenues, product development expenses increased to 22% for the quarter ended March 31, 2000, compared to 13% for the quarter ended March 31, 1999. As a percentage of net revenues, product development expenses increased to 21% for the nine months ended March 31, 2000, from 13% in the comparable period of the prior year. The increases in percentages were due primarily to decreasing revenue combined with increasing product development expenses. The dollar increases in product development expenses were due primarily to increases in payroll and related expenses for additional development staff as well as to increasing overall salaries in a tight labor market. To compound this increase there was a decrease in the amount of capitalized software development costs. The Company capitalized $486,000 and $540,000 of development expenditures for the quarters ended March 31, 2000, and 1999, respectively. The Company capitalized $1,506,000 and $1,585,000 of development expenditures for the nine months ended March 31, 2000, and 1999, respectively. The Company expects overall development spending to increase slightly for the remainder of fiscal year 2000. In addition, the Company has recently announced a product development initiative called Project IQ under which the Company plans to spend $3 million over the next twelve months to speed development efforts. This project is expected to result in a series of flexible lending systems aligned with specific business needs and will migrate the Company's MortgageWare lending system to a new architectural platform. As a result, the Company expects product development expenses to increase accordingly over the next fiscal year.

   Sales and marketing expenses consist primarily of salaries, sales commissions, travel and facility costs for the Company's sales and marketing personnel, and, to a lesser extent, advertising, trade shows and other promotional activities. As a percentage of net revenues, sales and marketing expenses increased to 26% for the quarter ended March 31, 2000, compared to 23% for the quarter ended March 31, 1999. As a percentage of net revenues, sales and marketing expenses increased to 27% for the nine months ended March 31, 2000, compared to 24% in the comparable period of the prior year. These percentage changes were primarily due to revenues decreasing at a faster rate than sales and marketing expenses. The dollar decreases in sales and marketing expenses were due primarily to reduced commissions from the decreases in sales volume.

   General and administrative expenses include costs associated with finance, accounting, purchasing, order fulfillment, administration and facilities. As a percentage of net revenues, general and administrative expenses increased to 29% for the quarter ended March 31, 2000, compared to 24% for the quarter ended March 31, 1999. As a percentage of net revenues, general and administrative expenses increased to 26% for the nine months ended March 31, 2000, from 24% in the comparable period of the prior year. On a dollar basis, general and administrative expenses decreased by $191,000 and $621,000 for the quarter and nine-month periods ended March 31, 2000, respectively. These decreases were primarily due to expenses associated with the proposed re-capitalization of the Company in the quarter and nine-month periods ended March 31, 1999 (which was eventually terminated in June of 1999). The Company expects general and administrative expenses to remain relatively consistent for the remainder of fiscal year 2000.

   Amortization of goodwill and other intangible assets consists of the straight-line amortization of assets obtained by the Company as a result of its acquisition of Logical Software Solutions Corporation ("LSS") on June 30, 1998. These assets include workforce-in-place, customer lists, trade name, non-compete and employment agreements and goodwill, which are being amortized over their estimated useful lives of three to four years. The Company accounted for the acquisition of LSS under the purchase method of accounting and accordingly, the results of LSS's operations are included in the Company's financial statements since the date of acquisition.

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

NET INTEREST AND OTHER INCOME
Three months ended March 31,
(In thousands)                     2000       1999        Change
-----------------------------------------------------------------
Net interest and other
    income                         $130        $130          0%
Percentage of net
    revenues                          3%          2%
-----------------------------------------------------------------

        Net interest and other income was consistent with the quarter ended March 31, 1999 due to a lower average cash and investment balance offset by higher interest rates.

As of March 31, 2000, the Company had no interest-bearing debt outstanding and anticipates no new debt financing in the foreseeable future. Accordingly, the Company expects net interest and other income for the foreseeable future to reflect net interest income.

INCOME TAXES
Three months ended March 31,
 (In thousands)                      2000       1999         Change
-------------------------------------------------------------------
 Income taxes                       ($168)      $244            nm

 Effective tax rate                    37%        37%
-------------------------------------------------------------------

        Income taxes include federal and state income taxes currently payable and deferred taxes arising from temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The effective tax rate was consistent for the quarter and nine-month periods ended March 31, 2000, and 1999, respectively.

LIQUIDITY AND CAPITAL RESOURCES

   Working capital, which consists principally of cash, cash equivalents, short-term investments, and accounts receivable, was $6,357,000 as of March 31, 2000, compared to $8,190,000 at June 30, 1999. Cash and cash equivalents increased by $380,000 for the nine months ended March 31, 2000.

   The Company expects to spend approximately $200,000 for capital expenditures during the remainder of fiscal year 2000. Additionally, the company expects to spend $3 million over the next twelve months to speed its development efforts.

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

   It is difficult for the Company to accurately estimate unit sales of its products and the volume of annual support contracts that its customers will purchase due in general to the nature of the software markets, and specifically to the cyclical and volatile nature of the residential mortgage lending market and the development stage of the EAI market. In early 1994, the residential mortgage lending market experienced a reduction in mortgage refinance volumes due to a rise in interest rates. The Company experienced a significant decrease in net revenues, operating income and net income during the fourth quarter of fiscal 1994, which continued through most of fiscal year 1995. The Company believes that the current environment of increased mortgage lending rates contributed to the downturn in net revenues, operating income and net income for the quarter ended March 31, 2000.

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

    In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101 ("SAB 101") "Revenue Recognition in Financial Statements" which the Company expects to adopt no later than July 1, 2000. SAB 101 provides guidance on revenue recognition issues. The Company does not expect the adoption of SAB 101 to have a material impact on its financial statements.

    In March 2000, the FASB issued Interpretation No. 44 (FIN 44), "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of
APB Opinion No. 25." FIN 44 will be effective July 1, 2000. This interpretation provides guidance for applying APB Opinion No. 25 "Accounting for Stock Issued to Employees." The Company does not expect the adoption of FIN 44 to have a material impact on its financial statements.

    In March 2000, the Emerging Issues Task Force (EITF) of the FASB reached a consensus on Issue No. 00-2, "Accounting for Web Site Development Costs" which provides guidance on when to capitalize versus expense costs incurred to develop a web site. The consensus is effective for web site development costs in quarters beginning after June 30, 2000. The Company has not yet determined the impact, if any, this Issue will have on the Company's financial statements.

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



DATED:  May 12, 2000



                                            INTERLINQ SOFTWARE CORPORATION
                                            (Registrant)



                                            /s/ Alan Pickerill
                                            ------------------------------------
                                            Alan Pickerill
                                            Vice President Finance
                                            (Principal Financial and Accounting
                                            Officer)