Form 10-K
period 2000-06-30
INTERLINQ SOFTWARE CORP
filed 2000-09-27
CIK 802242

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-K

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended JUNE 30, 2000

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

                     Yes [X]                         No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on September 15, 2000 as reported on the Nasdaq National Market, was approximately $16,884,270.

As of September 15, 2000, there were 4,825,077 shares of the Registrant's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Company's definitive proxy statement for the annual meeting of shareholders of the Company to be held on November 14, 2000, which will be filed with the Securities and Exchange Commission within 120 days after June 30, 2000, are incorporated by reference into Part III of this report.

--------------------------------------------------------------------------------

PART I

ITEM 1. BUSINESS

FORWARD-LOOKING STATEMENTS

    The Company's disclosure and analysis in this report contain some forward looking statements. When used in this report, the words "believes," "anticipates," "expects," "intends," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.



OVERVIEW

    INTERLINQ Software Corporation, a Washington corporation ("the Company") incorporated in 1982 in the state of Washington. The Company is a leading provider of technology that helps organizations effectively manage complex, information-intensive business transactions. The company's mortgage technology division offers server-based business solutions to commercial banks, mortgage banks, mortgage brokers, credit unions and savings institutions, including a number of the top mortgage originators. The Company's lending systems process approximately one in eight retail residential mortgage loans, more than any other lending system.

    Pursuant to a purchase and sale agreement dated June 30, 1998, the Company acquired substantially all the assets and business of Logical Software Solutions Corporation ("LSS"). The assets and technology acquired through this transaction included FlowMan(R) version 3.2 ("FlowMan"), an award-winning enterprise application integration ("EAI") software application that integrates disparate systems and applications. In connection with this acquisition, the Company formed the Enterprise Technology Division ("ETD") and reorganized the Company's existing mortgage software business into the Mortgage Technology Division ("MTD").



MORTGAGE TECHNOLOGY DIVISION

OVERVIEW

    Through its Mortgage Technology Division, the Company works closely with clients to provide comprehensive software applications and business solutions for the residential mortgage and construction lending industry. MTD offers a suite of products called MortgageWare(R) Enterprise, which manages the entire life cycle of a mortgage loan. MortgageWare Enterprise is designed to provide greater operational efficiency, real-time access to data, and a cost-effective means for managing and integrating information. It is designed to allow mortgage lenders to improve their business processes and practices, thereby improving their efficiency and profitability. MortgageWare Enterprise creates an integrated system of reliable information for business analysis; data is entered once, managed from a central point, and accessible by any licensed user. MortgageWare Enterprise can perform a wide variety of mission-critical enterprise tasks, including matching loan programs for lenders and borrowers, originating and servicing mortgage loans and risk analysis of all loans within an organization's pipeline.

    The Company's target market includes all mortgage lenders, the larger brokerage companies and the specialty servicing institutions in the United States, Puerto Rico, Guam and the Virgin Islands. According to Company estimates based on available industry data, this market is comprised of approximately 1,200 mortgage banks, 10,000 mortgage brokers, 4,300 commercial banks, 1,800 credit unions, 1,300 savings institutions and 1,000 specialty servicing institutions.

    The Company intends to generate future revenue growth within MTD from the sale of mortgage loan servicing technology and products designed to further increase operational efficiency. The Company integrated MortgageWare(R)TC (the Thin-client version of the MortgageWare(R) Loan Management System) with FlowMan during fiscal year 1999 to create MortgageWare(R)TC Workflow Tools and expects this product to contribute to future revenue growth as well. These areas of growth are expected to complement the Company's current products, which address operational efficiency in order to decrease the time and cost of the mortgage loan cycle. The Company has planned releases of new enhancements and upgrades to existing products targeted for fiscal year 2001. In addition, the Company intends to integrate FlowMan into MortgageWare(R) Loan Servicing (the Company's client-server loan servicing system) during the latter half of fiscal year 2001.

    STRATEGY

    The Company's strategy with respect to MTD is to strengthen and leverage its position as a leading technology provider in the mortgage industry. This strategy includes extending the scope of the Company's easy-to-use, PC- and client-server-based offerings in order to help customers shape their business activities through the use of technology and information. The Company is supported in this strategy by a strong base of recurring revenue from long-term customer relationships and the activities of a direct sales force.

    Easy-to-Use Software

    The Company believes its customers require software solutions that are specifically designed for financial institutions and that are easy to use and support (since the residential mortgage and construction lending processes are complex and many are performed by individuals with modest computer experience). The Company's strategy is to provide software solutions that can be easily installed and used. In order to provide consistent, high-quality support and service, the Company does not create customized software; however, it does enhance its products, from time to time, for certain customers on a "pay for priority" basis. In addition, product upgrades often include modifications and enhancements requested by customers.

    PC and Server Platform

    The Company believes that reductions in the cost of and increases in the computing power of PCs make its systems increasingly affordable for all financial institutions. The Company's software runs on industry-standard PCs, servers and networks, thereby providing power, flexibility, ease of use and distribution of workload at a price that the Company believes cannot be matched by minicomputer or mainframe solutions.

    Direct Sales Force

    The Company believes that industry-specific expertise and knowledge are required to sell its products and therefore, it employs a direct sales force. The Company retains sales personnel who it believes are skilled in residential mortgage, construction lending and loan servicing, as well as PC- and client-server-based software applications. The Company believes that maintaining its own sales force allows it to develop long-term customer relationships.

    Long-term Customer Relationships

    The Company attempts to build long-term relationships with its customers by providing them with personal contact from management, training and implementation and continuing services (such as consulting, toll-free telephone, email and web-based support and participation in user groups). The Company monitors customer satisfaction and sponsors or purchases research to stay abreast of industry needs. The Company believes that its focus on the customer and the industry strengthens its recurring revenue opportunities and decreases the possibility of customer attrition to competitive products by maintaining its responsiveness to changing customer demands.

    PRODUCTS AND SERVICES

    The Company believes the strength of its Mortgage Technology Division lies in its ability to provide customers with an integrated approach to originating, processing, secondary marketing, servicing, and analyzing loans. The Company offers a variety of products for strategic and tactical business solutions in the mortgage industry, including the MortgageWare Loan Management System and MortgageWareTC, MortgageWare Entre(TM), MortgageWare(R)TC Workflow Tools, MortgageWare InfoLINQ(R), MortgageWare MarketLINQ(R), MortgageWare InvestorLINQ(R), MortgageWare Loan Servicing(TM), and BuilderBLOCK$(R). Together, these business solutions make up the MortgageWare Enterprise -- which offers a means for greater operational efficiency enterprise-wide, faster access to information, and cost-effective management of information content.

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

Origination            Loan officers enter loan applications directly into a PC, either in the office or in the field


LOAN PRODUCTION SYSTEMS
------------------------------------------------------------------------------------------------
MortgageWare Loan      Modular network production system to manage a loan from origination
Management System      through funding

MortgageWare TC        Thin-client production system with a centralized database to enable seamless data transfer through all data modules, from origination through funding. Uses less network bandwidth than traditional production systems and simplifies software version control

MortgageWare TC        Matches processes to resources and needs.  Automates and adjusts
Workflow Tools         business processes to reflect shifts in interest rates or changes in staffing.  Graphical interface allows non-technical managers to design and adjust processes without programming.


SECONDARY MARKETING
------------------------------------------------------------------------------------------------
MarketLINQ             Serves as a central point of data entry and maintenance
                       for all mortgage loan programs and rates, providing
                       automatic distribution enterprise-wide

InvestorLINQ           Manages the risk of financial loss in the origination and
                       subsequent selling of mortgage loans; helps secondary
                       marketing departments maximize profits from the sale of
                       loans in the secondary market by providing pipeline
                       information to price loan products and hedge positions

LOAN SERVICING
------------------------------------------------------------------------------------------------
Loan Servicing          A complete, scalable and cost-effective client-server-based loan servicing solution

Loan Servicing          A streamlined version of Loan Servicing designed for
Gateway                 lenders holding loans for sale


CONSTRUCTION LENDING
------------------------------------------------------------------------------------------------
BuilderBLOCK$           Provides ability to service and report essential components of a construction loan


ANALYSIS AND COMMUNICATIONS
------------------------------------------------------------------------------------------------
InfoLINQ                Provides mortgage lenders with a complete intranet-based environment in which to collect, extract, and distribute business information

MortgageWare(R)         Imports loan data from Web sites or call centers into MortgageWare
External Loan-
Application Interface

Other Interfaces        Interfaces link to Fannie Mae MORNETPlus(R) credit
                        information service, Fannie Mae Desktop Underwriter(R),
                        Fannie Mae Desktop Originator(R), Freddie Mac Loan
                        Prospector(R), systems run by Metavante Corporation
                        (formerly M&I Data Services) and others.

    MortgageWare Entre. Provides loan officers or brokers ("Originators") with tools to tailor loan programs, thereby enabling better customer service and more expedient completion of each loan application. In order to improve communication between Originators in the field and the processing department, MortgageWare Entre is designed to increase accuracy, timeliness, and back-office tracking of each loan. The Company believes that MortgageWare Entre gives mortgage Originators a competitive advantage by enabling them to quickly pre-qualify borrowers for purchases and refinances, show side-by-side comparisons of different loan programs, take the loan application, give the borrower conditional loan approval on the spot, and produce professional-looking open-house flyers (this Windows-based system includes a contact manager for efficient follow-up). In addition, MortgageWare Entre provides the ability to order risk grade evaluation and mortgage insurance and request underwriting through Freddie Mac's Loan Prospector, and the ability to request underwriting directly from Fannie Mae's Desktop Underwriter.

    MortgageWare TC and MortgageWare Loan Management System. MortgageWare TC and MortgageWare Loan Management System are modular systems for residential mortgage loan management that accommodate qualifying, point-of-sale origination, processing, closing, settlement, pipeline tracking and management, and inter-branch electronic communications. MortgageWare TC, the thin-client version of the MortgageWare Loan Management System, has been designed to reduce network traffic, improve performance, simplify hardware requirements and reduce exposure to network-related problems. These systems can also receive tiered pricing from MarketLINQ, allowing lenders to compare actual locked interest rates against rate sheet data. This "intelligent" system directs and streamlines the flow of work throughout a company, supporting the transition from individual workflow to an organizational workflow that boosts efficiency across the entire enterprise. MortgageWare TC utilizes a 32-bit Windows client-server architecture.

    MortgageWare TC Workflow Tools. MortgageWare TC Workflow Tools automates complex processes and help lenders match those processes to their resources and needs. Its graphical interface allows on-technical managers to design and adjust processes without programming.

    MortgageWare MarketLINQ. A Windows-based product, MortgageWare MarketLINQ serves as a central point of data entry and maintenance for all mortgage loan programs and rates including tiered pricing, which allows an administrator to electronically distribute up-to-date information enterprise-wide on demand. This program ensures that data is entered into the system only once --whether it's being used for in-house purposes or by a loan officer working to obtain the best interest rate for a borrower. Direct links into Bridge Information Systems enable the pricing for loan programs to be efficiently managed and rapidly recalculated as changes in mortgage pricing occur (often multiple times daily). MortgageWare MarketLINQ utilizes a 32-bit architecture.

    MortgageWare InvestorLINQ. A Windows-based product, MortgageWare InvestorLINQ is a complete risk-management and analysis tool. The system helps lenders accurately measure exposure, decide what and how to sell, make trades, allocate loans and analyze performance. MortgageWare InvestorLINQ utilizes a 32-bit architecture.

    MortgageWare Loan Servicing. The Company believes that its MortgageWare Loan Servicing enhances a customer's profitability by offering an alternative to service bureau and mainframe-based servicing. MortgageWare Loan Servicing is offered at a competitive price that provides substantial economic benefit to customers. In addition, it offers open access to the loan servicing information, which gives loan servicers a cost and an information advantage over other systems. MortgageWare Loan Servicing utilizes a 32-bit Windows client-server architecture, coupled with advanced information features that automate and manage business events for a loan servicer.

    MortgageWare Loan Servicing Gateway. A streamlined version of Loan Servicing, Servicing Gateway is a low-cost product designed specifically for those lenders holding loans for sale. Using Servicing Gateway they can collect payments and account for interest paid without the cost of a full servicing operation.

    BuilderBLOCK$. For construction lending, BuilderBLOCK$ offers a Windows-based system that simplifies and streamlines the management of construction loans. This construction-lending product offers an alternative to manual or spreadsheet calculations. The product enables users to automatically prepare Forms 1099 and 1098, enter draw requests, track inspections and print checks. Key features include the automation of IRS reporting for both suppliers and borrowers, the ability for lenders to compare the percentage of building completion against the percentage of funds disbursed to date, and the maintenance of a historical record of all transactions by supplier and contractor. The system is designed to provide quick and easy entry of inspection data; one screen captures information for all loans, and the information is then automatically transferred to each individual loan.

    MortgageWare InfoLINQ. MortgageWare InfoLINQ is an intranet-based application enabling better business decisions by automatically collecting information from MortgageWare or other systems and providing tools for analysis. Additionally, customized desktop reports can be distributed even to non-MortgageWare users.

    Other MortgageWare Information Management Tools. The Company has developed and expects to continue to develop products that it believes speed up the cycle of mortgage loan creation. Other mortgage technology products offered by the Company include:

    MortgageWare External Loan-Application Interface. This product imports data captured in a MORNETPlus Version 3.0 format, translating leads collected by call centers, Web sites or other loan-origination vehicles into loan applications ready for processing in MortgageWare. It also supports data integrity by flagging potential errors.

    NEW PRODUCTS


    Support for Fannie Mae Desktop Underwriter(R) and Desktop Originator(R) on the Web. MortgageWare Loan Management System, MortgageWare TC and MortgageWare Entre have been enhanced to support MORNETPlus(R) on the Web, Fannie Mae's new operating environment. Loan application information can now be sent to Fannie Mae's Desktop Underwriter on the Web and Desktop Originator on the Web from the above referenced applications.

    MortgageWare(R)TC Polling Agent. The Polling Agent, which was released during the first half of fiscal 2001, gives customers the ability to generate a Microsoft SQL Server 7.0 Version of their MortgageWare database.

    MortgageWare InvestorLINQ(R) Pooling Module. This module, release during the first half of fiscal 2001 provides easy allocation of loans to pools. Secondary Marketing personnel can use this module to manage the risks inherent with securities trading.


    PRODUCTS/MODULES UNDER DEVELOPMENT


    Entre 5.0. This latest upgrade to Entre is targeted for release during the first half of fiscal 2001. This product features a new business-object-based architecture facilitating the use of business objects, improvements to data handling and the user interface, refined export options and expanded options for documents. The architecture for this product is also the basis of the Company's next generation of MortgageWare technology.


    Next-generation MortgageWare. The business-object architecture that debuts in Entre 5.0 is the basis for the next generation of MortgageWare technology. Toolkits for larger lenders that enable the origination and processing capabilities are scheduled to be released during the second half of fiscal 2001. The Company will later offer packaged applications to meet the needs of lenders of different sizes and with different business models.


    Integration of FlowMan with MortgageWare Loan Servicing. During fiscal year 2001, the Company plans to integrate FlowMan into MortgageWare Loan Servicing. This is expected to further broaden the capabilities and benefits of this product and further strengthen the MortgageWare Enterprise.

    MortgageWare MarketLINQ(R) Characteristic Based Pricing Engine. Scheduled for release during the first half of fiscal 2001, the pricing engine toolkit allows customers the ability to maintain and distribute an unlimited number of product offerings across multiple channels by allowing rules that automatically adjust pricing based on specific criteria, calculate when additional fees may be required or offer special rates.


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

    Electronic forms and custom electronic documents necessary in the loan production process are available to customers through a special marketing agreement with VMP's Electronic Laser Forms, Inc., a division of CBF Systems, Inc. ("VMP"). Under this agreement, customers are introduced to these products by the Company's direct sales force. Responsibility for producing, maintaining compliance, and shipping documents to customers is held by VMP. The Company receives a percentage of the revenue collected by VMP.

    The Company also sells laser fonts and font cartridges and provides laser logo services. The Company has developed interfaces to Fannie Mae, Freddie Mac, and Ginnie Mae networks to facilitate delivery of closed loans. In addition, the Company has developed several programs to export servicing data to loan servicing systems for its customers.

    Customer Service and Support

    The Company believes that excellent customer service is vital to its success and future growth. For many customers, the MortgageWare Enterprise products become critical to their daily operations. Accordingly, customers rely on the Company for continued support and enhancement of its products. Customers who buy licenses to use the Company's products also purchase an annual support contract. Customers are required to purchase support contracts to receive product upgrades and to receive customer support services.

    Regular feedback on the quality of customer service is an integral part of the Company's customer service strategy. In addition, the Company has advisory panels for each of its products. The advisory panels consist of customers who are chosen to be representative of the Company's diverse mortgage lending customer base. As a subset to the advisory panels, the Company holds annual focus group meetings to obtain information and feedback on specific cross-product issues.

    The Company has a Major Account Services group to serve the needs of its largest customers. As of June 30, 2000, 45 of its customers were included in the program. The Major Account Services staff acts as liaison for each major account customer, following up on issues and setting priorities for system enhancements. With this program, the Company believes that it can better address the needs of its largest customers and improve overall service for all its customers.

    PRODUCT DEVELOPMENT

    The MortgageWare Enterprise continues to evolve based on input from many sources, including customers who submit software enhancement request forms suggesting corrections or enhancements, as well as the advisory panels for each product. The Company maintains a database of all product support calls, which provides feedback to its Product Development Department. In addition, the Company maintains a database that is accessible to registered customers via the Internet that provides product, troubleshooting and contact information.

    The Company has organized its Product Development Department into teams working on products or closely related groups of products. These teams include personnel with experience in product analysis, software engineering, research and technology, quality assurance and documentation. Their objective is to ensure that all products meet the Company's standards while developing products that meet the market's needs. Employees on these teams are selected for their skills in mortgage lending and software development. The Company examines new technologies and platforms on an ongoing basis to determine their potential benefits to customers. The Company currently develops products using Microsoft(R) Windows(R) and Microsoft(R) Windows NT(R) operating systems, ODBC compliant database options (Microsoft(R) SQL Server, MSDE and Access), Web browser-based interfaces and thin-client technology, Microsoft(R) Visual C++(R), Microsoft(R) Visual Basic(R) and Microsoft(R) ActiveX(R) programming tools on a PC network. Currently, MortgageWare Loan Management System runs on Windows platforms and most major networks and uses licensed technology to run on the DOS operating system and on major PC networks. Other products, such as MortgageWare TC, MortgageWare Entre, MortgageWare Loan Servicing, MortgageWare Servicing Gateway, MortgageWare MarketLINQ and BuilderBLOCK$ all run under the Windows operating system.

    SALES AND MARKETING

    The Company employs a direct sales force in its MTD because it believes that considerable expertise is required to sell its mortgage technology products and that strong customer relationships are key to its success. As of June 30, 2000, the Company employed one national sales manager and 10 sales executives who are located throughout the country and are each responsible for an assigned geographic territory. These personnel are supported by sales administration and inside sales representatives. Certain sales representatives are exclusively devoted to sales of the Company's servicing products. The Company expects its sales executives to maintain relationships with existing customers and to be responsible for the generation of new business and expansion of existing business. License administration representatives handle contracts and other administrative details, while inside sales representatives qualify sales leads, set appointments for sales executives, and manage much of the sales follow-up.

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

    CUSTOMERS

    The Company's mortgage technology customer base is geographically diverse and covers a broad range of sizes and types of financial institutions. MortgageWare products are installed and currently supported for customers in 50 states plus Puerto Rico , Guam, and the U.S. Virgin Islands. As of June 30, 2000, this customer base was comprised of approximately 23% mortgage brokers, 11% mortgage banks, 31% commercial banks, 24% credit unions, 5% savings institutions and 6% specialized servicing institutions and other organizations. In fiscal year 2000, no single customer accounted for more than 10% of the Company's net revenues.

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

    In addition to the Company's current competitors, there are many companies involved in providing software and related services to segments of the financial services industry other than residential mortgage lending. Because of similarities both in the customer base and the types of products and services provided by these other companies compared to those of the Company, these companies are potential competitors of the Company. There is no assurance that the Company would be successful in competing against these potential competitors should any of them decide to enter the Company's market.

    MORTGAGE LENDING REGULATIONS

    The residential mortgage lending industry is subject to a variety of government regulations, including the Fair Credit Reporting Act, the Truth-in-Lending Act, the Real Estate Settlement Procedures Act and the Home Mortgage Disclosure Act, which prohibit discrimination and require the disclosure of certain basic information to borrowers concerning credit terms and settlement costs. Additionally, there are various federal, state and local laws and regulations that govern mortgage lending activities, including consumer protection and usury statutes. Entities engaged in making and selling mortgage loans are often subject to the rules and regulations of one or more of the investors, guarantors and insurers of residential mortgage loans, including the Federal Housing Authority, the Veteran's Administration, Fannie Mae, Freddie Mac and the Government National Mortgage Association. These agencies regulate the origination, processing, underwriting, selling, securitizing and servicing of mortgage loans, prohibit discrimination, establish underwriting guidelines, provide for inspections and appraisals, require credit reports on prospective borrowers and fix maximum loan amounts and interest rates.

    Failure to comply with these laws and regulations could lead to a lender's loss of approved status, termination of its servicing contracts without compensation, demands for indemnification or loan repurchase, class action lawsuits and administrative enforcement actions. Should loan production processes or documentation arising from use of the Company's products result in a customer's violation of such requirements, such customer, or the government authority whose requirements were not met, might claim that the Company is responsible, which could have an adverse effect upon the Company and its reputation in the mortgage lending industry. On October 2, 1995 the Company entered into an agency and compliance delegate agreement with VMP's Electronic Laser Forms, Inc., a division of CBF Systems, Inc. ("VMP"). Under the terms of this agreement VMP assumes compliance responsibility for all documents sold by and through the Company.



ENTERPRISE TECHNOLOGY DIVISION

    OVERVIEW

    Through its ETD, the Company intends to maximize the return of its investment in the FlowMan technology while retaining the rights to use the technology within its MortgageWare Enterprise product suite. These alternatives include recapitalizing the division (as a joint venture or a separate subsidiary, for example), strategic partnering or divesting the FlowMan technology.

    FlowMan is an award-winning technology that integrates disparate systems and applications in order to facilitate ongoing process knowledge management by applying its business process and rules technology across an entire enterprise. FlowMan is designed to coordinate the execution and timing of all tasks, events and decisions for key business processes across legacy systems, enterprise applications, client-server systems and Internet technologies. The Company does not intend to launch FlowMan technology outside of the financial services industry unless it identifies and associates with a strategic partner.

    FlowMan technology can be marketed as an advanced workflow technology that automates complex processes within applications or as EAI technology that integrates disparate systems and integrates process flow across applications. The Company believes that potential target markets for FlowMan include vertical markets that encompass complex, information-intensive business transactions (such as healthcare, insurance, government, transportation and utilities, etc.) as well as the broader EAI market. The Company believes that software providers in vertical markets can use FlowMan as an integration/workflow toolkit or component to enhance their products' functionality and architecture. The Company also believes that with FlowMan companies can reuse integration techniques and processes across departments and environments and users can implement application integration and reengineer processes without engineering knowledge or training in the specific underlying technologies.

    STRATEGY


    The Company intends to maximize the return of its investment in the FlowMan technology while retaining the rights to use the technology within its MortgageWare Enterprise product suite. These alternatives include recapitalizing the division (as a joint venture or a separate subsidiary, for example), strategic partnering or divesting the FlowMan technology.


    Workflow Market & Enterprise Application Integration

    The Company believes a need exists in numerous information intensive vertical markets (such as healthcare, insurance, government, transportation and utilities, etc.) for workflow/EAI technology that can be used to enhance existing and developmental stage products. The Company believes that these markets may offer a significant business opportunity for the Company.

    Another significant business opportunity is represented by the horizontal EAI market. This is a growing marketplace, which according to some industry analysts could reach $2.5 billion this year. This marketplace could potentially provide the Company access to both a much larger technology market and business opportunity.

    The Company's future financial performance will depend in large part on the strategy it ultimately chooses and on continued growth in the number of organizations adopting EAI computing environments and the number of applications developed for use in those environments. There can be no assurance that the Company's strategic objectives will succeed or that the market for EAI and workflow software will continue to grow.

    PRODUCTS AND SERVICES

    FlowMan

    FlowMan is comprised of an enterprise application framework, engineering tools and a user interface. The enterprise application framework manages and controls transactions throughout the enterprise allowing collaboration between application components. The framework serves as a communication "pipeline" throughout the enterprise. The framework core elements, the business process engine, business rules engine and component interface, allow abstraction of the process model and business rules from third-party and legacy applications and technology components such as imaging, forms, DBMS and other products connected into the FlowMan framework. This tight integration results in one common enterprise-wide system, protects the organization's technology investment and eliminates the need to mandate standard enterprise components in favor of a best-of-breed approach. FlowMan also provides flexibility through rapid implementation and modification of the enterprise technology framework. Applications can be added, removed, or replaced by other application components in a plug-and-play fashion. The interface layer of the FlowMan framework provides a means for the easy integration of each component into the overall enterprise framework allowing interoperability between applications and across the enterprise.

    FlowMan has won numerous awards over the past several years, including:

    o 1998 AIIM Process Innovation Award

    o 1998 GIGA Silver Award

    o 1997 GIGA Gold Award

    o 1996 GIGA Merit Award

    o 1995 and 1996 CIPA Winning Solutions Provider

    PRODUCT DEVELOPMENT

    FlowMan version 4.0, completed during the first half of fiscal 2000, offers significant enhancements over version 3.2, including three-tier architecture for expanded scalability, Component Object Model (COM) technology, object-oriented methodology and ActiveX(R) controls. FlowMan version 4.0 is deployable across distributed network environments.

    The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. There can be no assurance that the Company will be successful in developing and marketing product enhancements or new products that respond to technological change or evolving industry standards, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these products, or that its new products and product enhancements will adequately meet the requirements of the marketplace and achieve market acceptance. There also can be no assurance that the Company will be successful in attracting appropriate partners with whom to develop, market, and/or otherwise receive value for the FlowMan product. If the Company is unable, for technological or other reasons, to develop and introduce new products or enhancements of existing products in a timely manner in response to changing market conditions or customer requirements, or if the Company is unable to develop appropriate partnerships to bring this product to market, the Company's business, operating results and financial condition will be materially adversely affected.

    SALES AND MARKETING

    The Company is currently evaluating strategic alternatives to maximize the return of its investment in the FlowMan technology. The Company currently employs one sales person.

    CUSTOMERS

    The Company has retained a portion of the small customer base it acquired in 1998 from LSS.

    COMPETITION

    The workflow and EAI software markets are intensely competitive and subject to rapid change. Competitors vary in size and in the scope and breadth of the products and services offered. The majority of these companies are interested in providing specialized services or products to complement true EAI provider's products. Some suppliers are contending for position as full-fledged EAI software system providers. These include IBM and New Era of Networks among others.

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

    MANUFACTURING

    The principal materials used in the Company's products include compact disks (or computer diskettes) and documentation. The manufacturing process includes the development and testing of software by the Company, plus the production of a master copy for duplication. The Company contracts with an outside source for all disk duplication for major product releases and updates. Accompanying documentation, which is minimal since most documentation is on-line, is created by the Company and sent to an outside source to be reproduced. The Company generally ships products within a few business days after receipt of an order. Normally the Company has little or no backlog, but has experienced occasional backlogs. At June 30, 2000, the Company's backlog was insignificant.

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

    There is no assurance that the Company will be successful achieving its strategic objectives in maximizing the return of its investment in the FlowMan technology. In addition, there is no assurance that others will not successfully develop competing products and services. Each of these events could have a material adverse effect upon the Company's revenues, financial condition, and results of operations.

    Potential expansion of the Company's operations in the EAI software market might require significant additional expenses and capital and could strain the Company's management, financial and operational resources. Furthermore, there can be no assurance that the Company's experience and leadership in the mortgage-related software market would benefit the Company as it entered new markets, and gross margins attributable to new business areas could be lower than those associated with the Company's existing business activities. There can be no assurance that the Company would be able to expand its operations in a cost-effective or timely manner. Furthermore, any new business launched by the Company that is not favorably received by consumers could damage the Company's reputation or the INTERLINQ brand. The lack of market acceptance of such efforts or the Company's inability to generate satisfactory revenues from such expanded services or products to offset their cost could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

    It is difficult for the Company to accurately estimate unit sales of its products and the volume of annual support contracts that its customers will purchase due in general to the nature of the software markets, and specifically to the cyclical and volatile nature of the residential mortgage lending market, and the development stage of the EAI market. In early 1994, the residential mortgage lending market experienced a reduction in mortgage refinance volumes due to a rise in interest rates. The Company experienced a significant decrease in net revenues, operating income and net income during the fourth quarter of fiscal year 1994 which continued through most of fiscal year 1995. During fiscal years 1999, 1998 and 1997, in part due to the increase in mortgage lending and refinance volumes, the Company had increased revenues, operating income and net income.

    During the fourth quarter of fiscal year 1999 and through fiscal year 2000, mortgage-lending rates began to rise and the mortgage lending and refinance volumes decreased substantially. As a result, the Company experienced a significant decrease in net revenues, operating income and net income. There can be no assurance that mortgage-lending rates will not continue to rise. A continued high-interest-rate environment could have a material adverse effect on the Company's revenues, profitability, and financial condition

    EMPLOYEES

    As of September 15, 2000, the Company employed 187 people, including 31 in sales and marketing, 81 in product development, 45 in customer service and 30 in operations. None of the Company's employees is represented by a labor union, and the Company believes that its relationship with its employees is good.


    EXECUTIVE OFFICERS OF THE REGISTRANT

    As of September 17, 2000, the executive officers of the Company are as follows:

          NAME              AGE                               POSITION
-----------------------------------------------------------------------------------------
Jiri M. Nechleba             43    President and Chief Executive Officer

Patricia R. Graham           47    Executive Vice President, Mortgage Technology Division
Alan R. Pickerill            34    Vice President of Finance and Secretary

    JIRI M. NECHLEBA has been President and Chief Executive Officer since September 1995. From 1993 through August 1995, he served as Senior Vice President and General Manager of SolutionWare, a subsidiary of A.C. Nielsen, a division of Dun & Bradstreet, a provider of information systems to the consumer packaged goods industry. From 1985 to 1993, Mr. Nechleba was an independent management consultant to a variety of industries. Mr. Nechleba holds two Bachelor of Science degrees from the Massachusetts Institute of Technology.

    PATRICIA R. GRAHAM has been Executive Vice President-Mortgage Technology Division since July 1998. Prior to her promotion, Ms. Graham served as Vice President - Sales and Marketing since March 1996. From 1990 to 1995, she served in various capacities with A.C. Nielsen Co., a subsidiary of Dun & Bradstreet, including Executive Vice President. From 1981 to 1990 she was employed by Information Resources, Inc. and departed holding the position of Senior Vice President. Ms. Graham holds a Masters degree in Political Science from Rutgers University.

    ALAN R. PICKERILL has over 12 years of finance and financial management experience and has played key roles in evaluating potential acquisitions for INTERLINQ. He started with the company in 1998 as controller, was later promoted to Director of Finance, and became Vice President of Finance in January 2000. Previously, he was a divisional controller at Mosaix, a software developer, and an audit manager at accounting firm Deloitte & Touche. Mr. Pickerill holds a Bachelor of Arts degree in Business Administration from the University of Washington. He earned his CPA certificate in 1990.



ITEM 2. PROPERTIES

    The Company is currently leasing and occupying approximately 35,000 square feet of office space in Bellevue, Washington. This lease expires in November 2005 and contains two consecutive renewal options for five years each. The Company believes that its current facilities will be adequate for its needs through the end of fiscal year 2001.



ITEM 3. LEGAL PROCEEDINGS

    The Company received a complaint from one of its customers regarding the performance of purchased product and services. This complaint resulted in the Company filing a lawsuit for declaratory relief in Washington on January 19, 2000 (INTERLINQ Software Corporation v. Molton, Allen & Williams Corporation d/b/a MAW Corporation, King County Superior Court No.00-2-01814-2SEA) and the customer filing a lawsuit in its home state of Alabama on January 24, 2000 (Molton Allen & Williams Corporation v. Interlinq Software Corporation, District Court for Jefferson County No. CV0000422). The Company has negotiated a settlement of the dispute for a non-material amount.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2000.



PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Common Stock has traded on the Nasdaq National Market under the symbol INLQ since April 27, 1993. The Company has 1,342 beneficial shareholders as of September 7, 2000, based on computations including participants in security positions listings, as defined by Rule 17Ab-8 of the Exchange Act.

Presented below are quarterly closing stock price ranges as reported on Nasdaq National Market for the periods indicated.

                                                               HIGH           LOW
                                                             ---------     --------
              Fiscal year ended June 30, 2000
                  Fourth quarter                              $   5.13     $   2.19
                  Third quarter                                   5.38         3.88
                  Second quarter                                  4.75         3.25
                  First quarter                                   7.25         3.75

              Fiscal year ended June 30, 1999
                  Fourth quarter                              $   8.13     $   6.25
                  Third quarter                                   8.56         7.63
                  Second quarter                                  9.00         5.00
                  First quarter                                   7.75         4.69

The Company has never paid dividends on its Common Stock. The Company intends to retain future earnings for use in its business and therefore does not anticipate paying dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

Years Ended June 30,                                  2000        1999       1998       1997       1996
---------------------------------------------------------------------------------------------------------
(In thousands except per share data)
STATEMENTS OF OPERATIONS DATA:
    Net revenues:
        Software license fees                       $  6,934    $ 13,092   $  9,647   $  7,055   $  6,232
        Software support fees                          9,768       8,637      6,976      6,073      5,773
        Other                                          2,209       2,702      1,723      1,239      1,088
                                                    --------    --------   --------   --------   --------
           Total net revenues                         18,911      24,431     18,346     14,367     13,093
                                                    --------    --------   --------   --------   --------
    Cost of revenues:
        Software license fees                          2,245       2,506      1,778      1,500      1,653
        Software support fees                          2,600       2,731      2,445      1,856      1,678
        Other                                          1,420       1,468        859        683        589
                                                    --------    --------   --------   --------   --------
           Total cost of revenues                      6,265       6,705      5,082      4,039      3,920
                                                    --------    --------   --------   --------   --------
           Gross profit                               12,646      17,726     13,264     10,328      9,173
                                                    --------    --------   --------   --------   --------
    Operating expenses:
        Product development                            4,018       3,225      1,609      2,147      2,060
        Sales and marketing                            4,870       5,983      5,674      4,011      4,230
        General and administrative                     4,984       5,988      3,754      3,152      3,010
        Amortization of goodwill and other
           intangible assets                             859         858         --         --         --
        Purchase of in-process research &
           development                                    --          --      1,350         --         --
                                                    --------    --------   --------   --------   --------
           Total operating expenses                   14,731      16,054     12,387      9,310      9,300
                                                    --------    --------   --------   --------   --------
           Operating income (loss)                    (2,085)      1,672        877      1,018       (127)
    Net interest and other income                        544         545        744        719        811
                                                    --------    --------   --------   --------   --------
        Income (loss) before income tax
           expense (benefit)                          (1,541)      2,217      1,621      1,737        684
                                                    --------    --------   --------   --------   --------
    Income tax expense (benefit)                        (539)        820        616        627        251
                                                    --------    --------   --------   --------   --------
           Net income (loss)                        $ (1,002)   $  1,397   $  1,005   $  1,110   $    433
                                                    ========    ========   ========   ========   ========

PER SHARE DATA:
       Net income (loss) - basic                    $   (.20)   $    .27   $    .19   $    .19   $    .07
                                                    --------    --------   --------   --------   --------
       Net income (loss) - diluted                  $   (.20)   $    .25   $    .19   $    .19   $    .07
                                                    --------    --------   --------   --------   --------
       Shares used to calculate net income (loss)
          per share - basic                            4,912       5,174      5,213      5,707      5,965
     Shares used to calculate net income (loss)
          per share - diluted                          4,912       5,485      5,376      5,842      6,171


BALANCE SHEET DATA:
    Cash, cash equivalents and investments          $ 10,111    $ 11,763   $ 13,908   $ 13,831   $ 14,218
    Working capital                                    6,877       8,227      8,525     11,623     12,823
    Total assets                                      22,190      25,797     26,770     21,067     22,321
    Total shareholders' equity                        14,752      17,517     17,155     16,050     17,771

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

FORWARD-LOOKING STATEMENTS

    The Company's disclosure and analysis in this report contain some forward looking statements. When used in this report, the words "believes," "anticipates," "expects," "intends," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


OVERVIEW

    INTERLINQ Software Corporation (the "Company"), established in 1982, provides software technology for organizations in the mortgage-lending marketplace. Customers include banks, savings institutions, mortgage banks, mortgage brokers, and credit unions, including a number of the top 100 mortgage originators. This marketplace began automating the process of originating, processing and closing mortgage loans in the mid-1980's at which time the Company introduced its flagship product MortgageWare Loan Management System. Since then, the Company has introduced a number of additional products additional products to manage a loan through its entire life cycle, including MortgageWare Loan Servicing which is used to service mortgage loans after they have been closed and funded. Generally, when interest rates are low and mortgage volumes are high, customers and prospects purchase more automation infrastructure. On the other hand, when interest rates are high and mortgage volumes are low, customers and prospects slow down or stop purchasing automation infrastructure. As a result, the Company's financial results have generally followed the cyclical nature of the mortgage-lending marketplace.

    During the fiscal year ended June 30, 1999, the Company experienced record software license fees due to the success of INTERLINQ products in a record mortgage-lending marketplace. Near the end of the 1999 fiscal year, mortgage lending rates began to rise. As a result, the Company began to observe a softening in the sales environment driven by reduced mortgage origination volumes as well as to uncertainties related to Year 2000 issues. This environment continued through fiscal year 2000 as interest rates increased periodically over the course of the year and as such, the Company's software license fee revenues declined substantially.

    Looking forward, the Company has no reason to believe that the mortgage-lending environment will change substantially through fiscal year 2001.

NET REVENUES

--------------------------------------------------------------------------------------------
(In thousands)                                 2000     Change     1999     Change    1998
--------------------------------------------------------------------------------------------
Software license fees                        $ 6,934     (47)%    $13,092     36%    $ 9,647

Software support fees                          9,768      13 %      8,637     24%      6,976

Other                                          2,209     (18)%      2,702     57%      1,723
                                             -----------------------------------------------
Total net revenues                           $18,911     (23)%    $24,431     33%    $18,346
============================================================================================


    Software license fees decreased by 47% for fiscal year 2000 compared to fiscal year 1999, and increased by 36% for fiscal year 1999 compared to fiscal year 1998. The decrease in software license fees in fiscal year 2000 was due primarily to a softened sales environment caused by increasing interest rates as well as to customers' concerns over the change to the year 2000. The increase in software license fees in fiscal year 1999 compared to fiscal year 1998 was due primarily to the success of the Company's products in the record lending market during that year.

    Software support fees increased by 13% for fiscal year 2000 compared to fiscal year 1999, and increased by 24% for fiscal year 1999 compared to fiscal year 1998. The increase for fiscal year 2000 was primarily a result of the record software license fee revenue earned by the Company in fiscal year 1999 combined with increases in support fees on certain of the Company's products. The increase for fiscal year 1999 was due primarily to an increase in the installed base of the Company's software, higher software license fees in that year and increases in support fees on certain of the Company's products.

    Other revenues decreased by 18% for fiscal year 2000 compared to fiscal year 1999, and increased by 57% for fiscal year 1999 compared to fiscal year 1998. The decrease in other revenues in fiscal year 2000 compared to fiscal year 1999 was due primarily to the related decrease in software license fee revenue discussed above. This included reductions in training revenue and consulting revenue offset slightly by an increase in document referral fees. The increase in other revenues in fiscal year 1999 compared to fiscal year 1998 was due primarily to an increase in training revenue (associated with increased software sales volume), an increase in custom programming, consulting and data conversion revenue, as well as an increase in document referral fees.

    Looking forward, the Company has no reason to believe that the market's mortgage-lending volume will change significantly in the foreseeable future, leading to continued pressure on software license fee revenue. However, the Company believes that certain customers and prospects may increase their purchasing levels for technological infrastructure that helps them improve profits in times of low origination volume. The Company believes that certain of its products including, MortgageWare Loan Servicing, MortgageWare InvestorLINQ, MortgageWare MarketLINQ, MortgageWare TC Workflow Tools (which integrates FlowMan into MortgageWare TC) and MortgageWare Entre 5.0 (scheduled for release in October 2000) are positioned well for this environment and should provide an increasing contribution to software license fee revenue during fiscal year 2001. The Company believes higher support fees in fiscal year 2001 on certain of the Company's products will offset the small decline in the installed base of the Company's software during fiscal year 2000 (as a result of the soft mortgage lending environment). It follows that software support fees for fiscal year 2001 are likely to remain relatively consistent with the levels earned in fiscal year 2000. Other revenues are expected to remain consistent or increase slightly in fiscal year 2000.

COST OF REVENUES

(In thousands)                                2000      Change    1999     Change   1998
------------------------------------------------------------------------------------------
Software license fees                        $2,245     (10)%    $2,506      41%   $1,778
Percentage of software license fees              32%     --          19%     --        18%
------------------------------------------------------------------------------------------
Software support fees                         2,600      (5)%     2,731      12%    2,445
Percentage of software support fees              27%     --          32%     --        35%
------------------------------------------------------------------------------------------
Other                                         1,420      (3)%     1,468      71%      859
Percentage of other revenues                     64%     --          54%     --        50%
------------------------------------------------------------------------------------------
Total cost of revenues                       $6,265      (7)%    $6,705      32%   $5,082
Percentage of total net revenues                 33%     --          27%     --        28%
==========================================================================================

    Cost of software license fees consists primarily of the amortization of capitalized software development costs and, to a lesser extent, commissions and royalties paid to third parties for certain interface products, the purchase and duplication of disks and product documentation. As a percentage of software license fees, cost of software license fees increased to 32% for fiscal year 2000 compared to 19% for fiscal year 1999 and increased to 19% for fiscal year 1999 compared to 18% for fiscal year 1998. The increase for fiscal year 2000 compared to fiscal year 1999 was primarily due to the substantial decrease in software license fee revenue described above coupled with a slight decrease in the amortization of capitalized software development costs. The increase for fiscal year 1999 compared to fiscal year 1998 was due primarily to an increase in sales of interface products that require third party commissions and royalties.

    The dollar amount of the cost of software license fees decreased by 10% from $2.51 million in fiscal year 1999 to $2.25 million in fiscal year 2000. This dollar decrease was primarily the result of a portion of purchased code used in the Company's MortgageWare Entre product becoming fully amortized at the end of fiscal year 1999 resulting in reduced amortization expense in fiscal year 2000. The dollar amount of the cost of software license fees increased by 41% from $1.78 million in fiscal year 1998 to $2.51 million in fiscal year 1999. This dollar increase was primarily the result of higher amortization of capitalized software development costs for virtually all of the Company's newer products (MortgageWare Loan Servicing, MortgageWare TC, FlowMan, MortgageWare Entre, MortgageWare InfoLINQ and MortgageWare MarketLINQ) offset only slightly by decreases in amortization for MortgageWare Loan Management System and the Company's discontinued secondary marketing product. In addition, as described above, the Company paid higher third party commissions for sales of certain interface products that it sells. Amortization of capitalized software development costs was $2,060,000, $2,200,000, and $1,560,000 for fiscal years 2000, 1999, and 1998, respectively. The Company expects the dollar amount of its amortization of capitalized software development costs to increase for fiscal year 2001 compared to fiscal year 2000 due primarily to the stage of development and the timing of the release of several of the Company's products.

    Cost of software support fees includes salaries and other costs related to providing telephone support and the purchase, duplication and shipping of disks associated with software updates. As a percentage of software support fees, the cost of software support fees decreased to 27% for fiscal year 2000 compared to fiscal year 1999 and decreased to 32% for fiscal year 1999 compared to 35% for fiscal year 1998. These period-to-period decreases were due primarily to software support fees increasing substantially in both fiscal years. As discussed above, software support fees increased by 13% in fiscal year 2000 and by 24% in fiscal year 1999. In addition, the dollar amount of the cost of software support fees remained relatively flat decreasing by 5% in fiscal year 2000 compared to fiscal year 1999. Looking forward, the Company expects the dollar cost of software support fees to increase slightly due to the increased staffing that will be required to support a higher installed base of the Company's products combined with higher labor costs. Because the Company expects software support fees to remain relatively flat for fiscal year 2000, the Company expects that these factors may lead to a modest increase in the ratio of the cost of software support fees to software support fees.

    Cost of other revenues consists primarily of the salaries and non-reimbursable expenses for the employees who provide training, custom programming, data conversions and consulting services. As a percentage of other revenues, cost of other revenues increased to 64% for fiscal year 2000 compared to 54% for fiscal year 1999 and increased to 54% for fiscal year 1999 compared to 50% for fiscal year 1998. These increases were due primarily to lower gross margins on certain consulting engagements sold by the Company during fiscal years 1999 and 1998. In fiscal year 2000, the increase was primarily due to the substantial decrease in other revenues earned. Looking forward, the Company expects the cost of other revenues to stabilize somewhat and increase only to the extent that other revenues increase.

OPERATING EXPENSES

------------------------------------------------------------------------------------------------
(In thousands)                                2000       Change      1999        Change    1998
------------------------------------------------------------------------------------------------
Product development                          $4,018         25 %    $3,225        100%   $1,609
Percentage of net revenues                       21%        --          13%        --         9%
------------------------------------------------------------------------------------------------
Sales and marketing                           4,870        (19)%     5,983          5%    5,674
Percentage of net revenues                       26%        --          24%        --        31%
------------------------------------------------------------------------------------------------
General and administrative                    4,984        (17)%     5,988         60%    3,754
Percentage of net revenues                       26%        --          25%        --        20%
------------------------------------------------------------------------------------------------
Purchase of in-process R&D                       --         --          --         --     1,350
Percentage of net revenues                       --         --          --         --         7%
------------------------------------------------------------------------------------------------
Amortization of goodwill and other
      intangible assets                      $  859         --      $  858         --        --
Percentage of net revenues                        5%        --           4%        --        --
------------------------------------------------------------------------------------------------

    Product development expenses include salaries for software developers and analysts, facility costs and expenses associated with computer equipment used in software development, net of costs capitalized. As a percentage of net revenues, product development expenses increased to 21% for fiscal year 2000 compared to 13% for fiscal year 1999 and increased to 13% for fiscal year 1999 compared to 9% for fiscal year 1998. The increase in product development expenses as a percentage of net revenues for fiscal year 2000 consisted of a dollar increase of $793,000 combined with the substantial decrease in net revenues discussed above. The dollar increase was due primarily to increasing payroll and related expenses associated with a tight labor market combined with a decrease in the amount of product development expenses that were capitalized. The increase for fiscal year 1999 consisted of a dollar increase of $1.62 million, which was due primarily to the ETD development costs associated with efforts to complete FlowMan 4.0 and to operate the ETD development facility. Net product development expenses are affected by the amount of costs capitalized. The Company capitalized $1,995,000, $2,123,000, and $1,846,000, of product development expenditures for fiscal years 2000, 1999, and 1998, respectively. Looking forward, the Company expects the majority of its product development costs to be related to products that will not meet capitalization requirements during fiscal year 2001. In addition, the Company recently announced a significant new product development initiative called Project IQ which is expected to cost as much as $3 million over the next twelve to eighteen months. As such, the Company believes that product development spending will increase significantly during fiscal year 2001 with a corresponding decrease in the amount capitalized. This will result in increasing product development expenses during fiscal year 2001.

    Sales and marketing expenses include salaries, sales commissions, travel, and facility costs for the Company's sales and marketing personnel. Sales and marketing expenses also include advertising, telemarketing and trade show expenses. As a percentage of net revenues, sales and marketing expenses increased slightly to 26% in fiscal year 2000 compared to 24% for fiscal year 1999 and decreased to 24% for fiscal year 1999 compared to 31% for fiscal year 1998. The increase for fiscal year 2000 resulted primarily from net revenues decreasing at a faster rate than sales and marketing expenses. Sales and marketing expenses decreased on a dollar basis by $1.1 million, due primarily to lower commissions associated with the lower sales volume. In addition, the sales and marketing group successfully controlled other headcount costs and certain other direct expenses in a time of reduced activity. The decrease for fiscal year 1999 resulted primarily from net revenues increasing at a substantially faster rate than sales and marketing expenses compared to 1998. Sales and marketing expenses increased on a dollar basis by $309,000, which was due primarily to the costs of the ETD sales and marketing efforts during the year. The Company expects sales and marketing expenses to increase on a dollar basis but to improve slightly on a percentage of revenue basis for fiscal year 2001 compared to fiscal year 2000.

    General and administrative expenses include costs associated with finance, accounting, purchasing, order fulfillment, administration and facilities. As a percentage of net revenues, general and administrative expenses remained relatively consistent in fiscal year 2000 increasing to 26% compared to 25% for fiscal year 1999. General and administrative expenses increased to 25% for fiscal year 1999 compared to 20% for fiscal year 1998. The increase for fiscal year 2000 was due primarily to net revenues decreasing at a faster rate than general and administrative expenses. During fiscal year 1999, the Company incurred approximately $1.36 million of expenses associated with the proposed recapitalization of the Company that was terminated in June of 1999. This was the primary reason for the dollar increase in general and administrative expenses in fiscal year 1999 and the subsequent decrease in fiscal year 2000. In addition, the Company had increased expenses in both years, compared to fiscal year 1998, as a result of the growth of the Company in fiscal 1999, higher facility costs associated with a corporate move in November of 1998 and increased labor costs in a tight labor market. The Company expects general and administrative expenses to remain relatively flat on a dollar basis and improve slightly on a percentage of net revenues basis for fiscal year 2001 compared to fiscal year 2000.

    Purchase of in-process research & development represented a one-time charge incurred by the Company upon the acquisition of LSS on June 30, 1998. Amortization of goodwill and other intangible assets resulted from this acquisition and did not change in fiscal year 2000 compared to fiscal year 1999.

NET INTEREST AND OTHER INCOME

------------------------------------------------------------------------------------------------
(In thousands)                               2000      Change      1999      Change      1998
------------------------------------------------------------------------------------------------
Net interest and other income                $544        --        $545       (27)%      $744
Percentage of net revenues                      3%       --           2%       --           4%
------------------------------------------------------------------------------------------------

    Interest and other income consists primarily of interest earned on the Company's cash and investment balances. Interest and other income remained fairly consistent during fiscal year 2000 compared to fiscal year 1999 due primarily to higher interest rates which resulted in a higher return on investments despite a lower cash and investment portfolio. Interest and other income decreased by 27% for fiscal year 1999 compared to fiscal year 1998 due primarily to a lower cash and investment portfolio balance combined with slightly lower interest rates.

    As of June 30, 2000, the Company had no interest-bearing debt outstanding, and anticipates no new debt financing in the foreseeable future. Accordingly, the Company expects net interest and other income for the foreseeable future to reflect net interest income.

INCOME TAX EXPENSE (BENEFIT)

-----------------------------------------------------------------------------------------------
(In thousands)                                2000      Change       1999      Change      1998
-----------------------------------------------------------------------------------------------
Income tax expense (benefit)                 $(539)     (166)%       $820        33%      $616
Effective income tax rate                       35%       --           37%       --         38%
-----------------------------------------------------------------------------------------------

    The provision for income taxes includes federal and state income taxes currently payable, and deferred taxes arising from temporary differences in determining income (loss) for financial statement and tax purposes. The effective tax rate has been relatively consistent over the past three fiscal years.

LIQUIDITY AND CAPITAL RESOURCES

    Working capital, which consists principally of cash, cash equivalents and short-term investments, was $6,877,000 as of June 30, 2000, compared to $8,227,000 as of June 30, 1999. Cash and cash equivalents increased by $1,865,000 for fiscal year 2000. Cash provided by operating activities was $3,012,000 in fiscal year 2000. Principal uses of cash included the repurchase of $2,174,000 of the Company's common stock, the purchase of $803,000 of furniture and equipment and $1,995,000 of capitalized software costs.

    The Company's capital expenditures for fiscal years 2000 and 1999 were $803,000 and $1,643,000, respectively. The Company expects to spend about $850,000 in fiscal year 2001.

    Long-term cash requirements, other than normal operating expenses, are anticipated for development of new software products and enhancement of existing products, financing anticipated growth, the possible acquisition of other software products, technologies, and businesses, and the possible repurchase of the Company's common stock. The Company believes that its existing cash, cash equivalents, short-term investments, and cash generated by operations will be sufficient to satisfy its currently anticipated cash requirements for fiscal year 2001.

YEAR 2000

    During the quarter ended December 31, 1999, the Company completed efforts to mitigate the impact of the Year 2000 problem on three levels: (i) the products that the Company uses internally to conduct its business, (ii) the products that it sells, and (iii) the Year 2000 readiness of the Company's vendors. The Company has not encountered nor is the Company aware of any significant issues or discrepancies due to the change to the Year 2000.

NEW ACCOUNTING PRONOUNCEMENTS

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

This Statement is effective for financial statements for periods beginning after June 15, 2000. The Company does not expect the adoption of this Statement to have a material impact on its financial statements.

    In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101 ("SAB 101") "Revenue Recognition in Financial Statements" which the Company expects to adopt no later than the fourth quarter of fiscal year 2001. SAB 101 provides guidance on revenue recognition issues. The Company does not expect the adoption of SAB 101 to have a material impact on its financial statements.

    In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 will be effective July 1, 2000. This interpretation provides guidance for applying APB Opinion No. 25 "Accounting for Stock Issued to Employees." The Company does not expect the adoption of FIN 44 to have a material impact on its financial statements.

    In March 2000, the Emerging Issues Task Force of the Financial Accounting Standards Board reached a consensus on Issue No. 00-2, "Accounting for Web Site Development Costs" which provides guidance on when to capitalize versus expense costs incurred to develop a web site. The consensus for web site development costs is effective July 1, 2000. The Company has not yet determined the impact, if any, this Issue will have on the Company's financial statements.



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

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                            Page
                                                                                              #
                                                                                           -------

Independent Auditors' Report                                                                 26

Balance Sheets as of June 30, 2000 and 1999                                                  27

Statements of Operations for the years ended June 30, 2000, 1999, and 1998                   28

Statements of Shareholders' Equity for the years ended June 30, 2000, 1999, and 1998         29

Statements of Cash Flows for the years ended June 30, 2000, 1999, and 1998                   30

Notes to Financial Statements                                                              31 - 41

Schedule II - Valuation and Qualifying Accounts                                              44

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

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of INTERLINQ Software Corporation as of June 30, 2000 and 1999, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


KPMG LLP
Seattle, Washington
August 8, 2000

                         INTERLINQ SOFTWARE CORPORATION
                                 BALANCE SHEETS

As of June 30,                                                      2000            1999
                                                                 -----------      -----------
ASSETS
Current assets:
    Cash and cash equivalents                                    $ 7,753,916      $ 5,888,630
    Investments available-for-sale, at fair value                  1,602,932        3,805,102
    Investments held-to-maturity, at amortized cost                  754,110        2,069,116
    Accounts receivable, less allowance for doubtful
       accounts of $222,000 in 2000 and $322,000 in 1999           1,982,668        3,763,446
    Current deferred tax asset                                       422,707          337,729
    Inventory, prepaid expenses and other current assets           1,292,753          596,279
                                                                 -----------      -----------
               Total current assets                               13,809,086       16,460,302
                                                                 -----------      -----------

Property and equipment, at cost                                    7,379,228        6,576,456
    Less accumulated depreciation and amortization                 5,686,542        4,872,314
                                                                 -----------      -----------
               Net property and equipment                          1,692,686        1,704,142
                                                                 -----------      -----------
Capitalized software costs, less accumulated amortization
    of $6,697,000 in 2000 and $4,637,000 in 1999                   5,094,766        5,159,249
Goodwill and other intangible assets, less accumulated
    amortization of $1,718,000 in 2000 and $858,000 in 1999        1,525,057        2,384,377
Noncurrent deferred tax asset                                             --           36,314
Other assets                                                          68,284           52,600
                                                                 -----------      -----------
                                                                 $22,189,879      $25,796,984
                                                                 ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                             $   559,339      $   440,962
    Accrued compensation and benefits                                897,367        2,082,743
    Other accrued liabilities                                        124,038          184,656
    Customer deposits                                                820,112          965,204
    Deferred software support fees                                 4,531,712        4,559,597
                                                                 -----------      -----------
               Total current liabilities                           6,932,568        8,233,162
                                                                 -----------      -----------

Noncurrent liabilities, excluding current installments                86,760           46,733
Noncurrent deferred tax liability                                    418,662               --

Shareholders' equity:
    Preferred stock, $.01 par value.  Authorized 5,000,000
       shares; no shares issued and outstanding                           --               --
    Common stock, $.01 par value.  Authorized 30,000,000
       shares; issued and outstanding 4,824,077 shares in
       2000 and 5,180,648 shares in 1999                              48,241           51,806
    Additional paid-in capital                                     7,649,952        9,409,382
    Retained earnings                                              7,053,696        8,055,901
                                                                 -----------      -----------
               Total shareholders' equity                         14,751,889       17,517,089
Commitments and contingencies
                                                                 -----------      -----------
                                                                 $22,189,879      $25,796,984
                                                                 ===========      ===========

See accompanying notes to financial statements.

                         INTERLINQ SOFTWARE CORPORATION
                            STATEMENTS OF OPERATIONS

Years Ended June 30,                                            2000              1999               1998
                                                           ------------       ------------      ------------
Net revenues:
    Software license fees                                  $  6,933,734       $ 13,091,646      $  9,646,819
    Software support fees                                     9,767,879          8,637,227         6,975,959
    Other                                                     2,208,881          2,702,338         1,723,615
                                                           ------------       ------------      ------------
        Total net revenues                                   18,910,494         24,431,211        18,346,393
                                                           ------------       ------------      ------------
Cost of revenues:
    Software license fees                                     2,245,066          2,506,509         1,778,263
    Software support fees                                     2,599,919          2,730,637         2,445,025
    Other                                                     1,419,739          1,468,295           859,269
                                                           ------------       ------------      ------------
        Total cost of revenues                                6,264,724          6,705,441         5,082,557
                                                           ------------       ------------      ------------
        Gross profit                                         12,645,770         17,725,770        13,263,836
                                                           ------------       ------------      ------------
Operating expenses:
    Product development                                       4,017,697          3,225,035         1,608,840
    Sales and marketing                                       4,870,209          5,982,424         5,674,475
    General and administrative                                4,984,115          5,988,056         3,754,222
    Amortization of goodwill and other intangible               859,320            858,348                --
    assets
    Purchase of in-process research and development                  --                --         1,349,616
                                                           ------------       ------------      ------------
        Total operating expenses                             14,731,341         16,053,863        12,387,153
                                                           ------------       ------------      ------------
        Operating income (loss)                              (2,085,571)         1,671,907           876,683
Net interest and other income                                   544,208            545,522           744,865
                                                           ------------       ------------      ------------
    Income (loss) before income tax expense (benefit)        (1,541,363)         2,217,429         1,621,548
Income tax expense (benefit)                                   (539,158)           820,111           616,066
                                                           ------------       ------------      ------------
    Net income (loss)                                      $ (1,002,205)      $  1,397,318      $  1,005,482
                                                           ============       ============      ============

Net income (loss) per share - basic                               $(.20)              $.27              $.19
Net income (loss) per share - diluted                             $(.20)              $.25              $.19

Shares used to calculate net income (loss)
       per share - basic                                      4,912,038          5,174,341         5,213,217
Shares used to calculate net income (loss)
       per share - diluted                                    4,912,038          5,484,565         5,375,882

See accompanying notes to financial statements.

                         INTERLINQ SOFTWARE CORPORATION
                       STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                    Additional                             Total
                                                     Common          Paid-in           Retained         Shareholders'
Years Ended June 30, 2000, 1999, and 1998             Stock          Capital            Earnings           Equity
                                                 ------------     ------------        ------------      ------------
 Balances at June 30, 1997                     $     54,165       $ 10,343,087       $  5,653,101       $ 16,050,353
Issuance of 251,447 shares of common
   stock                                              2,515          1,444,882                 --          1,447,397
Tax benefit realized upon exercise of
   stock options                                       --               13,793                 --             13,793
Repurchase of 317,400 shares of common
   stock                                             (3,174)        (1,358,927)                --         (1,362,101)
Net income for the year ended June 30, 1998              --                 --          1,005,482          1,005,482
                                               ------------       ------------       ------------       ------------
Balances at June 30, 1998                            53,506         10,442,835          6,658,583         17,154,924
Issuance of 80,089 shares of common stock
                                                        800            113,585                 --            114,385
Tax benefit realized upon exercise of
   stock options                                         --            103,212                 --            103,212
Repurchase of 250,000 shares of common
   stock                                             (2,500)        (1,250,250)                --         (1,252,750)
Net income for the year ended June 30, 1999              --                 --          1,397,318          1,397,318
                                               ------------       ------------       ------------       ------------
Balances at June 30, 1999                            51,806          9,409,382          8,055,901         17,517,089
Issuance of 117,529 shares of common
   stock                                              1,175            307,161                 --            308,336
Tax benefit realized upon exercise of
   stock options                                         --            102,894                 --            102,894
Repurchase of 474,100 shares of common
   stock                                             (4,740)        (2,169,485)                --         (2,174,225)

Net loss for the year ended June 30, 2000                --                 --         (1,002,205)        (1,002,205)
                                               ------------       ------------       ------------       ------------
Balances at June 30, 2000                      $     48,241       $  7,649,952       $  7,053,696       $ 14,751,889
                                               ============       ============       ============       ============

See accompanying notes to financial statements.

                         INTERLINQ SOFTWARE CORPORATION
                            STATEMENTS OF CASH FLOWS


Years Ended June 30,                                            2000           1999          1998
                                                             ----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                           $(1,002,205)   $ 1,397,318    $ 1,005,482
Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
   Depreciation and amortization of property and                814,228        939,051      1,094,884
   equipment
   Amortization of capitalized software costs                 2,059,717      2,198,092      1,559,201
   Amortization of goodwill & other intangible assets           859,320        858,348
   Purchase of in-process research and development                 --             --        1,349,616
   Deferred income tax expense (benefit)                        369,998       (108,000)      (305,290)
   Tax benefit realized upon exercise of stock options          102,894        103,212         13,793
   Change in operating assets and liabilities (net of
   acquisition):
     Accounts receivable                                      1,780,778       (363,252)    (1,505,816)
     Inventory, prepaid expenses, and other current
     assets                                                    (696,474)       (93,735)        82,882
     Other assets                                               (15,684)        21,188        (39,203)
     Accounts payable                                           118,377       (136,796)        99,527
     Accrued compensation and benefits and other accrued
       liabilities                                           (1,205,967)      (202,440)     1,172,553
     Customer deposits                                         (145,092)       591,053        174,515
     Deferred software support fees                             (27,885)     1,080,801        389,388
                                                            -----------    -----------    -----------
        Net cash provided by operating activities             3,012,005      6,284,840      5,091,532
                                                            -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                            (802,772)    (1,643,461)      (571,646)
Capitalized software costs                                   (1,995,234)    (2,123,035)    (1,845,881)
Purchase of source code and third-party technology                 --         (812,500)          --
Purchases of investments                                     (2,737,851)    (3,295,774)    (7,402,921)
Proceeds from sales and maturities of investments             6,255,027      4,095,479      6,766,543
Cash paid for acquisition                                          --       (2,712,380)    (1,266,520)
                                                            -----------    -----------    -----------
        Net cash provided by (used in) investing                719,170     (6,491,671)    (4,320,425)
        activities
                                                            -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock                          308,336        114,385         31,059
Repurchase of common stock                                   (2,174,225)    (1,252,750)    (1,362,101)
                                                            -----------    -----------    -----------
        Net cash used in financing activities                (1,865,889)    (1,138,365)    (1,331,042)
                                                            -----------    -----------    -----------
        Net increase (decrease) in cash & cash                1,865,286     (1,345,196)      (559,935)
        equivalents
                                                            -----------    -----------    -----------
Cash and cash equivalents at beginning of year                5,888,630      7,233,826      7,793,761
                                                            -----------    -----------    -----------
Cash and cash equivalents at end of year                    $ 7,753,916    $ 5,888,630    $ 7,233,826
                                                            ===========    ===========    ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Net cash paid during the year for income taxes              $    59,134    $ 1,298,750    $   703,816

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING
   ACTIVITIES:
Acquisition effected through issuance of common stock and
   purchase consideration payable                                    --             --    $ 4,016,338

See accompanying notes to financial statements.

                         INTERLINQ SOFTWARE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                          JUNE 30, 2000, 1999 AND 1998


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

      (b)  CASH EQUIVALENTS

           All highly liquid investments purchased with a maturity of three months or less are considered to be cash equivalents. At June 30, 2000 and 1999, cash equivalents consisted primarily of commercial paper and were $5,900,000 and $3,200,000, respectively.

      (c)  INVESTMENTS

           Investments at June 30, 2000 and 1999 consist of investment-grade, interest-bearing corporate debt securities and money market auction preferred securities.

           The Company classifies investment securities as either available-for-sale or held-to-maturity depending upon its intentions at the time the securities are acquired. Investments available-for-sale are carried at fair value, with any unrealized holding gains and losses reported as a separate component of other comprehensive income, net of income taxes. Investments held-to-maturity are carried at amortized cost.

           At June 30, 2000 and 1999, the fair value of all securities approximated amortized cost and there were no material unrealized holding gains or losses.

           Investments held-to-maturity have contractual maturities of less than one year. Investments available-for-sale include approximately $1,600,000 and $3,800,000 of money market auction preferred securities as of June 30, 2000 and 1999, respectively. These money market auction preferred securities are perpetual preferred stocks with floating rate dividends that are reset every 49 days. These investments are designed to minimize principal risk and trade at par without principal volatility. The available for sale investments are corporate debt securities and have contractual maturities of less than one year.

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

      (f)  PRODUCT DEVELOPMENT AND CAPITALIZED SOFTWARE COSTS

           Software development costs incurred in conjunction with product development are charged to product development expense in the period the costs are incurred until technological feasibility is established. Thereafter, all software product development costs are capitalized and reported at the lower of unamortized cost or net realizable value. Software costs incurred in conjunction with the acquisition of technologically feasible products developed externally are capitalized and reported at the lower of unamortized cost or net realizable value.

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

      (g)  GOODWILL AND OTHER INTANGIBLE ASSETS

           Goodwill represents the excess of the cost of Logical Software Solutions Corporation ("LSS") - acquired on June 30, 1998 - over the fair value of tangible and identifiable intangible assets at the date of acquisition. Other intangible assets include the value of workforce-in-place, customer list, tradename, and non-compete and employment agreements acquired in connection with the acquisition of LSS. Goodwill and other intangible assets are amortized over their estimated useful lives ranging from three to four years. The recoverability of goodwill and other intangible assets is determined by assessing whether the amortization of the assets balances over their remaining life can be recovered through undiscounted future net operating cash flows of the Company. If it is determined that the goodwill and other intangible asset balances cannot be recovered through undiscounted future net operating cash flows, the amount of impairment is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average borrowing rate.

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

           On July 1, 1999, the Company adopted Statement of Position 98-9 ("SOP 98-9"). SOP 98-9 amends paragraphs 11 and 12 of SOP 97-2 to require recognition of revenue using the "residual method" when (1) there is vendor-specific objective evidence of the fair values of all undelivered elements in a multiple element arrangement that is not accounted for using long-term contract accounting, (2) vendor-specific objective evidence of fair value does not exist for one or more of the delivered elements in the arrangement, and (3) all revenue-recognition criteria in SOP 97-2 other than the requirement for vendor-specific objective evidence of the fair value of each delivered element of the arrangement are satisfied. Under the residual method, the arrangement fee is recognized as follows: (1) the total fair value of the undelivered elements, as indicated by vendor-specific objective evidence, is deferred and subsequently recognized in accordance with the relevant sections of SOP 97-2 and
           (2) the difference between the total arrangement fee and the amount deferred for undelivered elements is recognized as revenue related to the delivered elements. The adoption of SOP 98-9 did not have a material impact on the Company's financial statements for the fiscal year ended June 30, 2000.

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

      (j)  STOCK-BASED COMPENSATION

           The Company accounts for its employee stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock issued to Employees" ("APB 25"), and related interpretations. As such, compensation expense related to employee stock options granted under fixed plans is recorded only if, on the date of grant, the fair value of the underlying stock exceeds the exercise price. The Company provides pro forma net income disclosures for employee stock options grants made in 1995 and subsequent years as if the fair-value based method of accounting provided by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") had been applied to these transactions.

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

      (l)  EARNINGS (LOSS) PER SHARE

           Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period.

           The following table reconciles the shares used in calculating basic earnings (loss) per share to the shares used in calculating diluted earnings (loss) per share:

                                                               2000       1999        1998
                                                             ---------  ---------   ---------
           Shares used to calculate  basic earnings (loss)   4,912,038  5,174,341   5,213,217
           per share
           Dilutive effect of outstanding stock options             --    310,224     162,665
                                                             ---------  ---------   ---------
           Shares used to calculate diluted earnings
           (loss) per share                                  4,912,038  5,484,565   5,375,882
                                                             =========  =========   =========


           Options to purchase shares of common stock were not included in the diluted earnings (loss) per share computation for fiscal year 2000 as the inclusion of these options would be anti-dilutive. Options to purchase common stock where the exercise price exceeded the average market price were excluded from the computations in 1999, and 1998 as the inclusion of these options would be anti-dilutive. The shares of stock excluded from the computations are as follows:

                                                             2000            1999             1998
                                                        -------------    -------------    --------------
           Shares excluded                                  1,098,000           23,000           191,000

           Exercise price                               $0.10 - $8.38     6.94 - $8.38     $4.97 - $8.38


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

      (p)  COMPREHENSIVE INCOME

           Comprehensive income measures all changes in equity of an enterprise that do not result from transactions with owners. The Company has no components of comprehensive income for the fiscal years ended June 30, 2000, 1999 and 1998.


(2)   PROPERTY AND EQUIPMENT

      Major classes of property and equipment as of June 30 are as follows:

                                                            2000         1999
                                                         ----------   ----------
                   Leasehold improvements                  $600,086     $595,601
                   Furniture and fixtures                 1,135,256    1,103,120
                   Computer equipment                     4,984,468    4,222,678
                   Office equipment                         659,418      655,057
                                                         ----------   -----------
                                                         $7,379,228   $6,576,456
                                                         ==========   ===========

(3)   ACQUISITION

      On June 30, 1998, the Company acquired Logical Software Solutions Corporation. LSS was an enterprise application integration software developer and service provider. The purchase price consisted of 233,334 shares of common stock valued at $1,416,338, cash of $3,600,000, and direct acquisition costs of $378,930. The 233,334 shares of common stock issued in the acquisition were placed in escrow and will vest with time over a six-year period (subject to certain accelerated vesting provisions).

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

(4)   COMMITMENTS

      (a)  LEASES

           The Company leases its current premises under a noncancelable operating lease, which commenced in November 1998 and expires in October 2005. The Company charges the total of the scheduled lease payments to rent expense using the straight-line method over the life of the lease. Included in other noncurrent liabilities at June 30, 2000 and 1999, is $83,407 and $36,879 respectively, in deferred rent related to the Company's current premises.

           Future minimum lease payments under the noncancelable operating lease are as follows:

                                                 Minimum lease payments
                                                 ----------------------
                Year ending June 30:
                2001                                     $ 724,901
                2002                                       745,021
                2003                                       763,706
                2004                                       749,554
                2005                                       764,322
                Thereafter                                 321,533
                                                        ----------
                                                        $4,069,037
                                                        ==========

           Total rent expense amounted to $987,572, $767,328, and $384,481, for the years ended June 30, 2000, 1999, and 1998, respectively.

      (b)  401(K) PLAN

           The Company sponsors a 401(k) plan that covers substantially all employees. At its own discretion, the Company may make contributions to the plan based on a percentage of participants' contributions. The Company made contributions of $236,643, $192,821, and $114,552 for the years ended June 30, 2000, 1999 and 1998, respectively. The Company has no other postemployment or postretirement benefit plans.


(5)   INCOME TAXES

      Components of income taxes are summarized as follows:

                                                      2000         1999          1998
                                                    ---------   ----------    ----------
            Current:
                Federal                              (929,019)    $744,611      $830,022
                State                                 (83,031)      80,288        77,541
                                                    ----------   ---------      --------
                           Total current           (1,012,050)     824,899       907,563
                                                    ----------   ---------      --------
            Deferred:
                Federal                                357,110    (94,188)      (277,958)
                State                                   12,888    (13,812)       (27,332)
                                                    ----------   ---------      --------
                           Total deferred              369,998   (108,000)      (305,290)
                                                    ----------   ---------      --------
            Charge in lieu of taxes from
                employee stock options                 102,894     103,212        13,793
                                                    ----------   ---------      --------
                                                     $(539,158)    $820,111      $616,066
                                                    ==========   =========      ========


      Income tax expense (benefit) differs from "expected" income tax expense (benefit) (computed by applying the U.S. federal income tax rate of 34%) as follows:

                                                      2000          1999          1998
                                                    ---------     --------      --------
            Computed "expected" tax expense
                (benefit)                           $(524,063)    $753,926      $551,326

            State income taxes, net of federal
                benefit and other items               (15,095)      66,185        64,740
                                                    ---------     --------      --------
                                                    $(539,158)    $820,111      $616,066
                                                    ---------     --------      --------

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are as follows:

                                                      2000          1999         1998
                                                  -----------   -----------   -----------
          Deferred tax assets:
              Allowance for doubtful accounts     $    83,885   $   119,140   $    94,683
                 receivable
              Deferred software support fees          106,568        87,702       120,201
              Accrued liabilities                     232,254       130,887       136,116
              Property and equipment                  295,514       739,408       638,866
              Goodwill                                477,768       238,704            --
              Purchased in-process research &
                 development                          432,777       466,068       499,749
                                                  -----------   -----------   -----------
              Total deferred tax assets             1,628,766     1,781,909     1,489,615
                                                  -----------   -----------   -----------

          Deferred tax liabilities - capitalized   (1,624,766)   (1,407,909)   (1,223,615)
              software
                                                  -----------   -----------   -----------
                         Net deferred tax asset   $     4,000   $   374,000   $   266,000
                                                  ===========   ===========   ===========

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences.

At June 30, 2000 and 1999, the Company had income tax receivables of $867,723 and $201,092, respectively, which are included in other current assets.


(6)   SHAREHOLDERS' EQUITY

      (a)  PREFERRED STOCK

           Preferred stock authorized consists of 5,000,000 shares, none of which are issued or outstanding.

      (b)  STOCK OPTION PLANS

           The Company has three stock option plans: the 1985 Restated Stock Option Plan ("1985 Plan"), the 1993 Stock Option Plan ("1993 Plan") and the 1993 Stock Option Plan for Nonemployee Directors ("Directors Plan"). The Company accounts for its option plans in accordance with the provisions of APB 25 and no compensation cost has been recognized related to its stock options. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS 123, the Company's net income (loss) would have changed to the pro forma amounts indicated below:

                                                             2000          1999         1998
                                                         -----------   ------------  ----------
            Net income (loss):
                  As reported                            $(1,002,205)    $1,397,318  $1,005,482
                  Pro forma                               (1,406,794)       802,196     582,061

            Per share amounts:
                  As reported - basic                          $(.20)          $.27        $.19
                  As reported - diluted                         (.20)           .25         .19

                  Pro forma - basic                             (.29)           .16         .11
                  Pro forma - diluted                           (.29)           .15         .11


           Pro forma net income (loss) and net income (loss) per share reflect only options granted subsequent to June 30, 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS 123 is not reflected in the pro forma net income (loss) and net income (loss) per share amounts presented above because compensation cost is reflected over the options' vesting period and compensation cost for options granted prior to July 1, 1995, is not considered.

           The per share weighted-average fair value of stock options granted during the years ended June 30, 2000, 1999, and 1998 was $3.53, $3.58, and $2.71, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:

                                                                2000         1999        1998
                                                               ------      -------      ------
                 Expected dividend yield                          0.0%         0.0%        0.0%
                 Risk-free interest rate                         6.74%        4.54%       5.36%
                 Expected volatility                               65%          65%         65%
                 Expected life                                 5 YEARS      5 years     5 years


           The 1985 and 1993 Plans provide for both incentive stock options and other stock options that may be issued to attract and retain the services of employees. The incentive stock options vest over a four-year period and may be exercised during continued employment or within one month of terminating employment for the 1985 Plan and within three months for the 1993 Plan. All options expire ten years from the date of grant. The 1985 Plan has been suspended in regard to future grants, and stock options are currently granted pursuant to the 1993 Plan. The Company has authorized 1,400,000 shares of common stock to be reserved for grants pursuant to the 1993 Plan.

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

            A summary of stock option activity under the stock option plans follows:

                                                                  Outstanding options
                                                   ------------------------------------------
                                                           Number of shares          Weighted
                                        Options    -------------------------------   Average
                                       Available     1985       1993     Directors   Exercise
                                       For Grant     Plan       Plan       Plan       Price
                                       ---------   -------    -------    ---------   --------
          Balances at June 30, 1997     353,834    123,618    688,354     66,000      3.73
          Options granted              (220,100)        --    197,600     22,500      4.57
          Options exercised                  --    (13,900)    (7,213)        --      1.71
          Options canceled               48,118       (800)   (45,118)    (3,000)     5.42
                                       --------   --------   --------     ------
          Balances at June 30, 1998     181,852    108,918    833,623     85,500      3.87
          Increase in shares reserved
             under 1993 Plan            250,000         --         --         --        --
          Options granted              (139,800)        --    117,300     22,500      6.12
          Options exercised                  --    (63,744)   (13,345)    (3,000)     1.43

          Options canceled               51,944     (2,400)   (46,544)    (3,000)     5.05
                                       --------     ------    -------    -------
          Balances at June 30, 1999     343,996     42,774    891,034    102,000      4.29
          Increase in shares reserved
             under 1993 Plan            250,000         --         --         --        --
          Options granted              (338,700)        --    306,200     32,500      5.81
          Options exercised                  --    (38,750)   (78,779)        --      2.62
          Options canceled              159,117         --   (150,117)    (9,000)     5.65
                                        -------     ------    -------    -------
          Balances at June 30, 2000     414,413      4,024    968,338    125,500      4.75
                                        -------     ------    -------    -------


           Additional information regarding options outstanding as of June 30, 2000 is as follows:

                                        Options outstanding                 Options exercisable
                              ----------------------------------------    -------------------------
                                             Weighted-
                                              Average      Weighted-                   Weighted-
                                             Remaining      Average                     Average
               Range of          Number     Contractual    Exercise         Number      Exercise
           Exercise Prices    Outstanding   Life (years)     Price        Exercisable    Price
          ------------------- ------------- ------------- ------------    ----------- -------------
               $  .100- .500         1,624          1.12         $.15          1,624          $.15
                 2.500-3.875       428,900          5.19         3.45        344,900          3.45
                 3.969-5.844       346,966          6.55         4.84        219,723          4.89
                 6.125-8.375       320,372          8.29         6.40        106,140          6.40
                                 ---------                                   -------
                  .100-8.375     1,097,862          6.52         4.75        672,387          4.38
                                 ---------                                   -------


(7)   NET INTEREST AND OTHER INCOME

      Net interest and other income consist of:

                                                     2000       1999        1998
                                                  ----------- ---------- -----------
                     Interest income                $544,208   $535,025    $765,792
                     Interest expense                     --    (2,384)    (21,623)
                     Other, net                           --     12,881         696
                                                    --------   --------    --------
                                                    $544,208   $545,522    $744,865
                                                    ========   ========    ========


(8)   FINANCIAL INSTRUMENTS

      The Company's financial instruments consist primarily of investments, accounts receivable, accounts payable and accrued liabilities. The financial instruments have a short term until maturity or settlement in cash and, therefore, the carrying value approximates fair value. Credit is extended to customers based on an evaluation of their financial condition and the Company generally requires a down payment between 25% and 50% of the total purchase price for new customers. No additional collateral is required. The Company performs ongoing credit evaluations of its customers and maintains an allowance for possible credit losses.

(9)   SEGMENT INFORMATION

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

      The operating segment information for fiscal years ended June 30, 2000 and 1999 have been reported in accordance with the provisions of Statement of Financial Accounting Standard No. 131 "Disclosures about Segments of an Enterprise and Related Information". The Company operated in only one operating segment prior to June 30, 1998, and therefore no segment information is provided prior to that date.

      The Company evaluates performance and allocates resources based on profit or loss from operations before income taxes, as well as other non-financial criteria. The accounting policies of the reportable segments are substantially the same as those described in the summary of significant accounting policies.

      Information by operating segment is set forth below (in thousands):


                                           MTD              ETD          TOTAL
                                         -------          ------        --------
       2000:
       Net revenue                       $18,883             $27        $18,910
       Depreciation and amortization       2,596           1,137          3,733
       Operating income (loss) before
            income tax expense benefit     1,097         (2,638)         (1,541)
       Capital expenditures                  766              37            803
       Identifiable assets                19,183           3,007         22,190

       1999:
       Net revenue                        24,273             158         24,431
       Depreciation and amortization       2,823           1,172          3,995
       Operating income (loss)
         before income taxes               4,048         (2,376)          1,672
       Capital expenditures                1,519             124          1,643
       Identifiable assets                22,575           3,222         25,797


(10)  TECHNOLOGY LICENSE

      On May 12, 1999, the Company entered into a license agreement with CBF Systems, Inc. ("CBF"), to license printing technology for integration with certain of the Company's products. The Company paid an initial license fee of $812,500 in June 1999, and will pay a periodic royalty to CBF of up to

      2% of software license fee revenue for products sold with the integrated technology. The integration of this technology is expected to be completed during the 2001 fiscal year.

(11)  QUARTERLY FINANCIAL DATA (UNAUDITED)

      The following table summarizes the unaudited statements of operations for each quarter of fiscal year 2000 and 1999 (in thousands, except per share amounts):

                                                       First      Second       Third      Fourth
                                                      --------    -------     -------     -------
      2000
      Net revenues                                      $4,867     $4,713      $4,606      $4,724
      Gross profit                                       3,268      3,130       3,136       3,112
      Operating income (loss)                             (399)      (525)       (585)       (577)
      Net income (loss)                                   (163)      (254)       (286)       (299)
      Net income (loss) per share - basic              ($  .03)   ($  .05)    ($  .06)    ($  .06)
      Net income (loss) per share - diluted            ($  .03)   ($  .05)    ($  .06)    ($  .06)

      1999

      Net revenues                                      $5,808     $5,805      $6,254      $6,564
      Gross profit                                       4,367      4,282       4,488       4,589
      Operating income                                     783        188         530         171
      Net income                                           590        205         416         186
      Net income per share - basic                       $ .11      $ .04       $ .08       $ .04
      Net income per share - diluted                     $ .11      $ .04       $ .08       $ .03


(12)  LEGAL PROCEEDINGS

      In the ordinary course of business, the Company is subject to legal proceedings and claims including, contract related claims and claims of alleged infringement of third-party patents, trademarks and other intellectual property rights. These claims, even if not meritorious, could force the company to spend significant financial and managerial resources. The Company is currently not aware of any claims that it believes will have, individually or in aggregate, a material adverse effect on its business, prospects, financial condition and results of operations.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

PART III


ITEM  10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Incorporated by reference to the information under the captions "Election of Directors," "Continuing Class I Directors, Terms Expiring in 2001," "Nominees for Election as Class II Directors, Terms Expiring in 2002," "Directors' Fees," and "Filing of Forms Pursuant to Section 16 of the Securities Exchange Act of 1934" in the Company's Proxy Statement relating to its 2000 Annual Meeting of Shareholders (the "Proxy Statement"). Certain information regarding the executive officers of the Company is set forth in Part I.


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

            Schedule II - Valuation and Qualifying Accounts for the years ended June 30, 2000, 1999, and 1998


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

 10.5(1)      Form of Indemnification Agreement for Directors and Officers

 10.7(2)(3)   Letter dated August 25, 1995 regarding Jiri Nechleba Compensatory Arrangement

 10.8(3)      Appointment of Licensing Agent and Compliance Delegate Agreement between VMP's
              Electronic Laser Forms, Inc., a division of CBF Systems, Inc. and INTERLINQ
              Software Corporation dated October 2, 1995

10.10(4)      Office Lease between Pine Forest Co. and INTERLINQ Software Corporation dated as of April 23, 1998

10.11(5)      Licensing agreement for RAKIS Software between CBF Systems, Inc. and INTERLINQ
              Software Corporation dated May 12, 1999

23.1          Consent of independent auditor

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

(4)   Previously filed with Form 10-K for the year ended June 30, 1998.

(5)   Previously filed with Form 10-K for the year ended June 30, 1999


(b)   REPORTS ON FORM 8-K DURING THE FOURTH QUARTER ENDED JUNE 30, 2000

      None.

                                                                     Schedule II


                         INTERLINQ SOFTWARE CORPORATION

                        VALUATION AND QUALIFYING ACCOUNTS

                    Years ended June 30, 2000, 1999 and 1998


                                                   Additions
                                         ------------------------------
                               Balance at    Charged to     Charged to
                               beginning      costs and       other                    Balance at
        Description             of year       expenses       accounts    Deductions   end of year
        -----------            ----------    ----------     ----------   ----------   -----------
Allowances for doubtful
    Accounts:

Year ended June 30, 2000:

       Accounts receivable       $322,000      $438,000             --    ($538,000)     $222,000

Year ended June 30, 1999:

    Accounts receivable           256,000       326,000             --     (260,000)      322,000

Year ended June 30, 1998:

    Accounts receivable           176,000       451,000             --     (371,000)      256,000

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on the 22nd day of September 2000.


                         INTERLINQ SOFTWARE CORPORATION


                                      By: /s/ JIRI M. NECHLEBA
                                          -----------------------------------
                                          Jiri M. Nechleba
                                          President and Chief Executive Officer


              Signature                                  Title
              ---------                                  -----
/s/ JIRI M. NECHLEBA.                 Chairman of the Board, President and Chief
----------------------------------    Executive Officer
Jiri M. Nechleba                      (Principal Executive Officer)


/s/ ALAN R. PICKERILL.                Vice President of Finance, Secretary
----------------------------------    (Principal Financial and Accounting
Alan R. Pickerill                     Officer)


/s/ ROBERT W. O'REAR.                 Director
---------------------------------
Robert W. O'Rear


/s/THEODORE M. WRIGHT.                Director
----------------------------------
Theodore M. Wight


/s/ ROBERT J. GALLAGHER.              Director
----------------------------------
Robert J. Gallagher


/s/GEORGE SARLO.                      Director
----------------------------------
George Sarlo

                         INTERLINQ SOFTWARE CORPORATION

                                INDEX TO EXHIBITS


Exhibit #                         Description
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

 10.5(1)      Form of Indemnification Agreement for Directors and Officers

 10.7(2)(3)   Letter dated August 25, 1995 regarding Jiri Nechleba Compensatory Arrangement

 10.8(3)      Appointment of Licensing Agent and Compliance Delegate Agreement between VMP's
              Electronic Laser Forms, Inc., a division of CBF Systems, Inc. And INTERLINQ
              Software Corporation dated October 2, 1995

 10.10(4)     Office Lease between Pine Forest Co. and INTERLINQ Software Corporation dated as of April 23, 1998

 10.11(5)     Licensing agreement for RAKIS Software between CBF Systems, Inc. and INTERLINQ
              Software Corporation dated May 12, 1999

 23.1         Consent of independent auditor

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

(4)   Previously filed with Form 10-K for the year ended June 30, 1998.

(5)   Previously filed with Form 10-K for the year ended June 30, 1999.


46