Form 10-Q
period 2000-09-30
INTERLINQ SOFTWARE CORP
filed 2000-11-14
CIK 802242

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended SEPTEMBER 30, 2000

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

                 Yes [X]                               No[ ]


As of October 27, 2000, there were 4,824,077 shares of the Registrant's Common Stock outstanding.

PART I.   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                         INTERLINQ SOFTWARE CORPORATION
                            CONDENSED BALANCE SHEETS

                                                                SEPTEMBER 30,           JUNE 30,
                                                                    2000                  2000
                                                              ----------------      ----------------
                                                                 (unaudited)
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                $     6,409,558       $     7,753,916
     Short-term investments                                         3,054,403             2,357,042
     Accounts receivable, net                                       1,676,531             1,982,668
     Current deferred tax asset                                       422,707               422,707
     Inventory, prepaid expenses, and
      other current assets                                          1,518,952             1,292,753
                                                              ----------------      ----------------
            Total current assets                                   13,082,151            13,809,086
                                                              ----------------      ----------------

Property and equipment, net                                         1,760,874             1,692,686
Capitalized software costs, net                                     4,893,675             5,094,766
Goodwill and other intangible assets, net                           1,310,227             1,525,057
Other assets                                                           68,284                68,284
                                                              ----------------      ----------------
                                                              $    21,115,211       $    22,189,879
                                                              ================      ================

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                         $       359,414       $       559,339
     Accrued compensation and benefits                                627,163               897,367
     Other accrued liabilities                                        122,475               124,038
     Customer deposits                                                798,730               820,112
     Deferred software support fees                                 4,879,595             4,531,712
                                                              ----------------      ----------------
            Total current liabilities                               6,787,377             6,932,568
                                                              ----------------      ----------------

NONCURRENT LIABILITIES
     Noncurrent liabilities, excluding current installments           96,875                86,760
     Noncurrent deferred tax liability                               418,662               418,662
                                                             ================      ================
           Total noncurrent liabilities                              515,537               505,422
                                                             ================      ================

SHAREHOLDERS' EQUITY:
     Common stock                                                     48,241                48,241
     Additional paid-in capital                                    7,649,952             7,649,952
     Retained earnings                                             6,114,104             7,053,696
                                                             ----------------      ----------------
            Total shareholders' equity                            13,812,297            14,751,889
                                                             ----------------      ----------------
                                                             $    21,115,211       $    22,189,879
                                                             ================      ================

See accompanying notes to condensed financial statements.

                         INTERLINQ SOFTWARE CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                THREE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                      ---------------------------------------
                                                            2000                   1999
                                                      ---------------       -----------------
NET REVENUES:
    Software license fees                             $      968,396       $       1,802,468
    Software support fees                                  2,292,753               2,459,401
    Other                                                    586,465                 604,849
                                                      ---------------       -----------------
       Total net revenues                                  3,847,614               4,866,718
                                                      ---------------       -----------------

COST OF REVENUES:
    Software license fees                                    791,097                 525,352
    Software support fees                                    589,961                 705,460
    Other                                                    346,297                 368,098
                                                      ---------------       -----------------
       Total cost of revenues                              1,727,355               1,598,910
                                                      ---------------       -----------------
       Gross profit                                        2,120,259               3,267,808
                                                      ---------------       -----------------

OPERATING EXPENSES:
    Product development                                    1,077,430                 935,499
    Sales and marketing                                    1,083,969               1,365,389
    General and administrative                             1,397,635               1,151,533
    Amortization of goodwill and other
       intangible assets                                     214,830                 214,830
                                                      ---------------       -----------------
       Total operating expenses                            3,773,864               3,667,251
                                                      ---------------       -----------------
       Operating loss                                     (1,653,605)               (399,443)
Net interest and other income                                162,189                 140,142
                                                      ---------------       -----------------
       Loss before income taxes                           (1,491,416)               (259,301)
Income tax benefit                                          (551,824)                (95,941)
                                                      ---------------       -----------------
       Net loss                                            ($939,592)              ($163,360)
                                                      ===============       =================

Net loss per share - basic and diluted                         ($.19)                  ($.03)

Shares used to calculate net loss
    per share - basic and diluted                          4,824,077               5,137,937

See accompanying notes to condensed financial statements.

                         INTERLINQ SOFTWARE CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                         THREE MONTHS ENDED
                                                                            SEPTEMBER 30,
                                                                 ------------------------------------
                                                                        2000               1999
                                                                 -----------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                      $      (939,592)   $       (163,360)
      Adjustments to reconcile net loss to net cash
        provided by operating activities:
           Depreciation and amortization                                 220,290             196,344
           Amortization of capitalized software costs                    760,056             465,189
           Amortization of goodwill and other
                intangible assets                                        214,830             214,830
           Change in operating assets and liabilities:
             Accounts receivable                                         306,137             697,918
             Inventory, prepaid expenses and other
                current assets                                          (226,199)           (156,841)
             Other assets                                                     --               7,393
             Accounts payable                                           (199,925)            (84,780)
             Accrued compensation and benefits,
                and other accrued liabilities                           (271,767)         (1,143,512)
             Customer deposits                                           (21,382)           (132,766)
             Deferred software support fees                              347,883             282,290
             Noncurrent liabilities                                       10,115                  --
                                                                 -----------------  ------------------
                Net cash provided by operating activities                200,446             182,705
                                                                 -----------------  ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                  (288,478)           (213,537)
   Capitalized software costs                                           (558,965)           (517,022)
   Purchase of investments                                              (697,361)         (1,261,044)
   Proceeds from sales and maturities of
      short-term investments                                                  --             927,685
                                                                 -----------------  ------------------
                Net cash used in investing activities                 (1,544,804)         (1,063,918)
                                                                 -----------------  ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                                     --             152,189
   Repurchase of common stock                                                  --         (1,558,188)
                                                                 -----------------  ------------------
                Net cash used in financing activities                         --          (1,405,999)
                                                                 -----------------  ------------------
                Net decrease in cash and cash equivalents             (1,344,358)         (2,287,212)
   Cash and cash equivalents at beginning of period                    7,753,916           5,888,630
                                                                 -----------------  ------------------
   Cash and cash equivalents at end of period                    $     6,409,558    $      3,601,418
                                                                 =================  ==================

See accompanying notes to condensed financial statements.

                         INTERLINQ SOFTWARE CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (unaudited)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 2000, are not necessarily indicative of the results for the year ending June 30, 2001. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000.

2.      EARNINGS PER SHARE

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and potentially dilutive securities outstanding during the period using the treasury stock method. Since the Company had a net loss for the quarters ended September 30, 2000 and 1999, the following options were excluded from the computation of diluted earnings per share because their inclusion would be anti-dilutive.

                                                THREE MONTHS ENDED
                                                   SEPTEMBER 30,
                                           ----------------------------
                                               2000             1999
                                           ------------     -----------
Options excluded from computation            1,082,186       1,195,750
Weighted-average exercise price                  $4.74           $4.74


3.   REVENUE RECOGNITION

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

The Company also recognizes revenue in accordance with Statement of Position 98-9 ("SOP 98-9"). SOP 98-9 amends paragraphs 11 and 12 of SOP 97-2 to require recognition of revenue using the "residual method" when (1) there is vendor-specific objective evidence of the fair values of all undelivered elements in a multiple element arrangement that is not accounted for using long-term contract accounting, (2) vendor-specific objective evidence of fair value does not exist for one or more of the delivered elements in the arrangement, and (3) all revenue-recognition criteria in SOP 97-2 other than the requirement for vendor-specific objective evidence of the fair value of each delivered element of the arrangement are satisfied. Under the residual method, the arrangement fee is recognized as follows: (1) the total fair value of the undelivered elements, as indicated by vendor-specific objective evidence, is deferred and subsequently recognized in accordance with the relevant sections of SOP 97-2 and (2) the difference between the total arrangement fee and the amount deferred for undelivered elements is recognized as revenue related to the delivered elements. The adoption of SOP 98-9 did not have a material impact on the Company's financial statements for the quarter ended September 30, 2000.

In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides guidance on revenue recognition issues. The Company adopted SAB 101 on July 1, 2000. The adoption of SAB 101 did not have a material impact on the Company's financial statements.

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

Information by operating segment is set forth below:

       QUARTER ENDED SEPTEMBER 30:            MTD         ETD          TOTAL
       --------------------------------------------------------------------------
       2000 (IN THOUSANDS):
       Net revenue                           $3,848         --         $3,848
       Depreciation and amortization            908        287          1,195
       Operating loss                        (1,092)      (562)        (1,654)
       Capital expenditures                     278         10            288

       1999 (IN THOUSANDS):
       Net revenue                            4,849         18          4,867
       Depreciation and amortization            648        228            876
       Operating income (loss)                  290       (689)          (399)
       Capital expenditures                     209          5            214

                                              MTD         ETD          TOTAL
       --------------------------------------------------------------------------
       IDENTIFIABLE ASSETS WERE AS FOLLOWS AS OF (IN THOUSANDS):
       September 30, 2000                   $18,221      2,894         $21,115
       June 30, 2000                         19,183      3,007          22,190


5.  NEW ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments embedded in other contracts, and for hedging activities. The Statement requires that entities recognize all derivatives as either assets or liabilities on the balance sheet and measure these derivatives at fair value. SFAS 133 also specifies a new method of accounting for hedging transactions, prescribes the type of items and transactions that may be hedged, and specifies detailed criteria to be met to qualify for hedge accounting. The Company adopted SFAS 133 on July 1, 2000. The adoption of this Statement did not have a material impact on the Company's financial statements.

In March 2000, the FASB issued Interpretation No. 44 (FIN 44), "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25." This interpretation provides guidance for applying APB Opinion No. 25 "Accounting for Stock Issued to Employees." The Company adopted FIN 44 on July 1, 2000. The adoption of FIN 44 did not have a material impact on the Company's financial statements.

In March 2000, the Emerging Issues Task Force (EITF) of the FASB reached a consensus on Issue No. 00-2, "Accounting for Web Site Development Costs" which provides guidance on when to capitalize versus expense costs incurred to develop a web site. The Company adopted Issue No. 00-2 on July 1, 2000. The adoption of this Issue did not have a material impact on the Company's financial statements.

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

   INTERLINQ Software Corporation (the "Company"), established in 1982, is a leading provider of technology that helps organizations effectively manage complex, information-intensive business transactions. The Company's mortgage technology products are business solutions for commercial banks, mortgage banks, mortgage brokers, credit unions and savings institutions, including a number of the top mortgage originators. During the quarter ended September 30, 2000, the Company retained U.S. Bancorp Piper Jaffray to assist it in an on-going evaluation and consideration of strategic alternatives to capitalize on the Company's value as a leading provider of mortgage technology solutions. These alternatives could include business combinations such as a sale, merger or partnership.

   The Company's enterprise technology product (FlowMan) is a business solution designed to provide a process-centered, enterprise application integration framework. FlowMan is currently being integrated with the Company's suite of mortgage technology products. In addition to this integration, the Company believes that significant opportunity exists to realize additional value from this technology. The Company intends to maximize the return of its investment in the FlowMan technology while retaining the rights to use the technology within its MortgageWare Enterprise product suite and the financial services industry. These alternatives include recapitalizing the division (as a joint venture or a separate subsidiary, for example), strategic partnering or divesting the FlowMan technology.

   The Company continued to experience a downturn in software license fee revenue due to a softened sales environment during the quarter ended September 30, 2000. This environment was driven by reduced mortgage-lending volumes over the past five quarters (as indicated by the mortgage market volume index provided by the Mortgage Bankers Association) along with mortgage lenders requiring increased amounts of due diligence to justify any significant technology purchases.

The Company believes that over the course of the last decade mortgage lenders have purchased technological infrastructure in order to improve their profit margins as well as to increase their production capacity in times of high mortgage origination volume. In fiscal years 1996 and 1997, the Company focused its product development effort to provide a more diverse and integrated "enterprise" solution for the mortgage lending industry. The product suite developed by the Company was designed to provide customers with a platform that would help them reduce their unit costs and, accordingly, increase their profit margins. As a result of lower origination volumes and lower profit margins, the Company believes that mortgage lenders will need to continue to focus their long-term purchasing decisions on solutions that reduce unit costs and, accordingly, increase profit margins, and will not need to significantly increase their production capacity. The Company believes that its product development plans and its suite of mortgage technology products position the Company well for this environment. In addition, the Company has seen recent changes in the nature of its prospective sales pipeline from numerous transactions representing additional production capacity to fewer, but in certain cases larger, transactions representing wholesale infrastructure changes for current and prospective customers. This change in the nature of the Company's sales pipeline could lead to revenue streams that are much less predictable than those experienced historically. Looking forward, the Company is expecting the lower mortgage-lending environment to continue to cause a softened sales environment. Changes in this environment are difficult to predict and the Company is not expecting any significant changes in mortgage lending volumes through the end of fiscal year 2001.

NET REVENUES

Three months ended September 30,
(In thousands)           2000    1999     Change
------------------------------------------------
Software license fees     $968  $1,802     (46%)

Software support fees    2,293   2,459      (7%)

Other                      586     605      (3%)
------------------------------------------------
Total net revenues      $3,847  $4,866     (21%)
------------------------------------------------

   Net revenues consist of software license fees, software support fees and other revenues (which include training, consulting fees, document fees, and other miscellaneous sales), net of discounts and sales returns.

   Software license fees were $968,000 for the quarter ended September 30, 2000, a decrease of 46% from $1,802,000 in the comparable quarter of the prior year. This decrease in software license fees was the result of a softened sales environment primarily due to lower mortgage-lending volumes (as previously discussed). The market index published by the Mortgage Bankers Association remained relatively flat throughout the quarter ended September 30, 2000, indicating that mortgage origination volumes have not changed significantly in the last three months. Although the Company cannot predict volume changes in the mortgage-lending environment, the Company does not anticipate any significant changes in mortgage-lending volumes through the end of fiscal year 2001. The Company's sales pipeline remains strong and as such the Company is cautiously optimistic that software license fees will increase somewhat in the second quarter of fiscal year 2001 compared to the quarter ended September 30, 2000. It is difficult for the Company to measure the impact of the mortgage-lending volume environment and to estimate the related future impact on software license fees.

Software support fees were $2,293,000 for the quarter ended September 30, 2000, a decrease of 7% from $2,459,000 in the comparable quarter of the prior year. This period-to-period decrease was due primarily to lower software sales volume through fiscal year 2000 and a relatively low customer attrition rate, slightly offset by a higher percentage rate of software support fees. Due in part to changes, from time to time, in government regulations relating to documentation required for residential mortgage lending, the vast majority of the Company's customers purchase annual software support agreements. Because software support fees are recognized ratably over the term of the annual support agreement (while software license fees are typically recognized on product shipment), the percentage change in software support fees compared to the percentage change in software license fees is not proportional. The Company believes software support fees will remain relatively flat or decrease slightly for the remainder of fiscal year 2001 as a result of lower software license fees earned in fiscal year 2000.

   Other revenues were $586,000 for the quarter ended September 30, 2000, a decrease of 3% from $605,000 in the comparable quarter of the prior year. This decrease was due primarily to decreases in training and consulting revenue. The Company expects its other revenues to remain relatively flat during the second quarter of fiscal year 2001 compared to the quarter ended September 30, 2000.

   Despite the mortgage-lending volume environment discussed above, the Company believes the overall lending environment as of September 30, 2000, to be favorable as compared to most historical measures. Nonetheless, there can be no assurance that mortgage-lending volumes will not decrease or experience a high amount of volatility. Such decreases or volatility could have a material adverse effect on the Company's business, financial condition and results of operations. Even if mortgage lending volumes increase, the Company's customers may not have the need for additional capacity nor desire additional technological infrasture which could result in an adverse effect on the Company and its results of operations.

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

COST OF REVENUES

Three months ended September 30,
(In thousands)                 2000   1999   Change
---------------------------------------------------
Software license fees          $791    $525     51%

Percentage of software
  license fees                  82%     29%
---------------------------------------------------
Software support fees          $590    $705   (16%)

Percentage of software
   support fees                 26%     29%
---------------------------------------------------
Other                          $346    $368    (6%)

Percentage of other             59%     61%
---------------------------------------------------
Total cost of revenues       $1,727  $1,598      8%

Percentage of net revenues      45%     33%
---------------------------------------------------

Cost of software license fees consists primarily of the amortization of capitalized software development costs and, to a lesser extent, commissions and royalties paid to third parties for certain interface products, and the purchase and duplication of disks and product documentation. As a percentage of software license fees, cost of software license fees increased to 82% for the quarter ended September 30, 2000, compared to 29% for the quarter ended September 30, 1999. This increase was due primarily to software license fees decreasing substantially during the first quarter of fiscal year 2001 while the cost of software license fees increased 51% compared to the same quarter a year ago. Amortization of capitalized software development costs account for the majority of the increase in the cost of software license fees and increased to $760,000 for the quarter ended September 30, 2000, compared to $465,000 in the comparable quarter of the prior year.

   Cost of software support fees includes salaries and other costs related to providing telephone support, and the purchase, duplication and shipping of disks associated with software updates. As a percentage of software support fees, cost of software support fees decreased to 26% for the quarter ended September 30, 2000, compared to 29% for the quarter ended September 30, 1999. This decrease was primarily due to software support fees decreasing at a lower rate than the related costs were decreasing. The dollar cost of software support fees decreased 16% over the year ago quarter, primarily representing decreased payroll, travel, and freight costs for the customer support group. The Company expects the dollar cost of software support fees to remain relatively flat through the end of fiscal year 2001.

   Cost of other revenue includes primarily the salaries and non-reimbursable expenses for the employees who provide training and consulting services. As a percentage of other revenue, cost of other revenue decreased to 59% for the quarter ended September 30, 2000, which is relatively consistent with the 61% for the quarter ended September 30, 1999.

   As a percentage of net revenues, total cost of revenues increased to 45% for the quarter ended September 30, 2000, compared to 33% for the quarter ended September 30, 1999.

OPERATING EXPENSES

Three months ended September 30,
(In thousands)                 2000      1999    Change
--------------------------------------------------------
Product development           $1,077      $936      15%

Percentage of net revenues       28%       19%
--------------------------------------------------------
Sales & marketing             $1,084    $1,365    (21%)

Percentage of net revenues       28%       28%
--------------------------------------------------------
General & administrative      $1,398    $1,152      21%

Percentage of net revenues       36%       24%
--------------------------------------------------------
Amortization of goodwill        $215      $215       0%

Percentage of net revenues        6%        4%
--------------------------------------------------------

        Product development expenses include salaries for software developers and analysts, facility costs and expenses associated with computer equipment used in software development, net of costs capitalized. As a percentage of net revenues, product development expenses increased to 28% for the quarter ended September 30, 2000, compared to 19% for the quarter ended September 30, 1999. The increases in percentages were due primarily to decreasing revenue combined with increasing product development expenses. The dollar increases in product development expenses were due primarily to increases in payroll and related expenses for additional development and quality assurance staff as well as to increasing overall salaries in a tight labor market. These increases were offset slightly by an increase in the amount of capitalized software development costs. The Company capitalized $559,000 and $517,000 of development expenditures for the quarters ended September 30, 2000, and 1999, respectively. The Company expects overall development spending to increase slightly for the remainder of fiscal year 2001. In addition, the Company is investing in resources to expedite the development of the business-objects based architecture, which is the basis for the Company's next generation of MortgageWare technology. This project is expected to result in a series of flexible lending systems aligned with specific business needs and will migrate the Company's MortgageWare lending system to a new architectural platform. As a result, the Company expects product development expenses to increase accordingly over the next fiscal year.

   Sales and marketing expenses consist primarily of salaries, sales commissions, travel and facility costs for the Company's sales and marketing personnel, and, to a lesser extent, advertising, trade shows and other promotional activities. As a percentage of net revenues, sales and marketing expenses remained consistent at 28% for the quarter ended September 30, 2000, compared to the quarter ended September 30, 1999. This percentage remained relatively consistent primarily due to revenues decreasing at a similar rate as the sales and marketing expenses. The dollar decreases in sales and marketing expenses were due primarily to a reduction in advertising, reduced commissions from the decreases in sales volumes, and a decrease in travel expense.

   General and administrative expenses include costs associated with finance, accounting, purchasing, order fulfillment, administration and facilities. As a percentage of net revenues, general and administrative expenses increased to 36% for the quarter ended September 30, 2000, compared to 24% for the quarter ended September 30, 1999. On a dollar basis, general and administrative expenses increased by $246,000 for the quarter ended September 30, 2000. This increase was primarily due to increased consulting and professional fees and to a lesser extent, increases in payroll and related expenses for additional administrative staff as well as to increasing overall salaries in a tight labor market. The Company expects general and administrative expenses to remain relatively consistent for the remainder of fiscal year 2001.

Amortization of goodwill and other intangible assets consists of the straight-line amortization of assets obtained by the Company as a result of its acquisition of Logical Software Solutions Corporation ("LSS") on June 30, 1998. These assets include workforce-in-place, customer lists, trade name, non-compete and employment agreements and goodwill, which are being amortized over their estimated useful lives of three to four years. The Company accounted for the acquisition of LSS under the purchase method of accounting.

NET INTEREST AND OTHER INCOME

Three months ended September 30,
(In thousands)                   2000   1999  Change
----------------------------------------------------
Net interest and other income    $162   $140    16%
Percentage of net revenues         4%     3%
----------------------------------------------------

        As a percentage of net revenues, net interest and other income increased to 4% in the quarter ended September 30, 2000 compared to 3% for the quarter ended September 30, 1999. This increase was primarily due to higher interest rates which resulted in a higher return on the Company's investments despite a slightly lower cash and investment portfolio.

As of September 30, 2000, the Company had no interest-bearing debt outstanding and anticipates no new debt financing in the foreseeable future. Accordingly, the Company expects net interest and other income for the foreseeable future to reflect net interest income.

INCOME TAXES

Three months ended September 30,
(In thousands)           2000    1999     Change
------------------------------------------------
Income taxes             ($552)   ($96)   (475%)

Effective tax rate          37%     37%
------------------------------------------------

        Income taxes include federal and state income taxes currently payable and deferred taxes arising from temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The effective tax rate was consistent for the quarters ended September 30, 2000, and 1999, respectively.

LIQUIDITY AND CAPITAL RESOURCES

   Working capital, which consists principally of cash, cash equivalents, short-term investments, and accounts receivable, was $6,295,000 as of September 30, 2000, compared to $6,877,000 at June 30, 2000. Cash and cash equivalents decreased by $1,344,000 for the quarter ended September 30, 2000. The decrease in cash was primarily due to the purchase of investments and the investment in capitalized software development and fixed assets.

   The Company expects to spend approximately $562,000 for property, plant and equipment during the remainder of fiscal year 2001.

   Long-term cash requirements, other than normal operating expenses, are anticipated for development of new software products and enhancement of existing products, financing anticipated growth, the possible acquisition of other software products, technologies and businesses, and the possible repurchase of the Company's common stock. The Company believes that its existing cash, cash equivalents, short-term investments, and cash generated by operations will be sufficient to satisfy its currently anticipated cash requirements for the remainder of fiscal year 2001.

FORWARD-LOOKING STATEMENTS

The Company's disclosure and analysis in this report contain some forward looking statements. When used in this report, the words "believes," "anticipates," "expects," "intends," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. The discussion and analysis herein should be read in conjunction with the Risk Factors and other information contained in the Company's Annual Report on Form 10-K for the year ended June 30, 2000, and "Certain Additional Factors Affecting Future Results" below.

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

It is difficult for the Company to accurately estimate unit sales of its products and the volume of annual support contracts that its customers will purchase due in general to the nature of the software markets, and specifically to the cyclical and volatile nature of the residential mortgage lending market and the development stage of the EAI market. In early 1994, the residential mortgage lending market experienced a reduction in mortgage refinance volumes due to a rise in interest rates. The Company experienced a significant decrease in net revenues, operating income and net income during the fourth quarter of fiscal 1994, which continued through most of fiscal year 1995. The Company believes that the current environment of lower mortgage lending volumes contributed to the downturn in net revenues for the quarter ended September 30, 2000.


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

PART II.  OTHER INFORMATION

   ITEM 1.  LEGAL PROCEEDINGS

   The Company received a complaint from one of its customers regarding the performance of purchased product and services. This complaint resulted in the Company filing a lawsuit for declaratory relief in Washington on January 19, 2000 (INTERLINQ Software Corporation v. Molton, Allen & Williams Corporation d/b/a MAW Corporation, King County Superior Court No.00-2-01 814-2SEA) and the customer filing a lawsuit in its home state of Alabama on January 24, 2000 (Molton Allen & Williams Corporation v. Interlinq Software Corporation, District Court for Jefferson County No. CV0000422). The Company has negotiated a settlement of the dispute for a non-material amount.

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

DATED:  November 9, 2000



                             INTERLINQ SOFTWARE CORPORATION
                             (Registrant)



                             /s/ Alan Pickerill
                             -------------------------
                             Alan Pickerill
                             Vice President Finance
                             (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

             EXHIBIT NUMBER                      TITLE
        -------------------------    -------------------------------
                  27.1                   FINANCIAL DATA SCHEDULE