Form 10-Q
period 2000-12-31
INTERLINQ SOFTWARE CORP
filed 2001-02-07
CIK 802242

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   ----------

                                    FORM 10-Q

                                   ----------

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended DECEMBER 31, 2000

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

             Yes [X]                                     No [ ]


As of February 2, 2001, there were 4,824,077 shares of the Registrant's Common Stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         INTERLINQ SOFTWARE CORPORATION
                            CONDENSED BALANCE SHEETS

                                                                    DECEMBER 31,          JUNE 30,
                                                                       2000                 2000
                                                                    -----------         -----------
                                                                    (unaudited)
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                      $ 2,230,218         $ 7,753,916
     Short-term investments                                           6,507,280           2,357,042
     Accounts receivable, net                                         2,078,552           1,982,668
     Current deferred tax asset                                         422,707             422,707
     Inventory, prepaid expenses & other current assets               1,913,123           1,292,753
                                                                    -----------         -----------
            Total current assets                                     13,151,880          13,809,086
                                                                    -----------         -----------

Property and equipment, net                                           1,566,891           1,692,686
Capitalized software costs, net                                       4,653,886           5,094,766
Goodwill and other intangible assets, net                             1,095,397           1,525,057
Other assets                                                             68,285              68,284
                                                                    -----------         -----------
                                                                    $20,536,339         $22,189,879
                                                                    ===========         ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                               $   358,239         $   559,339
     Accrued compensation and benefits                                  889,157             897,367
     Other accrued liabilities                                          125,343             124,038
     Customer deposits                                                  772,592             820,112
     Deferred software support fees                                   4,778,006           4,531,712
                                                                    -----------         -----------
            Total current liabilities                                 6,923,337           6,932,568
                                                                    -----------         -----------

NONCURRENT LIABILITIES
     Noncurrent liabilities, excluding current installments             101,850              86,760
     Noncurrent deferred tax liability                                  418,662             418,662
                                                                    -----------         -----------
            Total noncurrent liabilities                                520,512             505,422
                                                                    -----------         -----------

SHAREHOLDERS' EQUITY:
     Common stock                                                        48,241              48,241
     Additional paid-in capital                                       7,649,952           7,649,952
     Retained earnings                                                5,394,297           7,053,696
                                                                    -----------         -----------
            Total shareholders' equity                               13,092,490          14,751,889
                                                                    -----------         -----------
                                                                    $20,536,339         $22,189,879
                                                                    ===========         ===========

See accompanying notes to condensed financial statements.

                         INTERLINQ SOFTWARE CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                      THREE MONTHS ENDED                         SIX MONTHS ENDED
                                                          DECEMBER 31,                              DECEMBER 31,
                                                    2000                1999                 2000                 1999
                                                -----------          -----------          -----------          -----------
NET REVENUES:
     Software license fees                      $ 1,066,295          $ 1,721,570          $ 2,034,691          $ 3,524,038
     Software support fees                        2,496,398            2,385,254            4,789,151            4,844,655
     Other                                          555,230              606,004            1,141,695            1,210,853
                                                -----------          -----------          -----------          -----------
         Total net revenues                       4,117,923            4,712,828            7,965,537            9,579,546
                                                -----------          -----------          -----------          -----------

COST OF REVENUES:
     Software license fees                          841,527              538,535            1,632,624            1,063,887
     Software support fees                          603,057              658,389            1,193,018            1,363,849
     Other                                          311,703              385,892              658,000              753,990
                                                -----------          -----------          -----------          -----------
         Total cost of revenues                   1,756,287            1,582,816            3,483,642            3,181,726
                                                -----------          -----------          -----------          -----------
                                                                                                               -----------
         Gross profit                             2,361,636            3,130,012            4,481,895            6,397,820
                                                -----------          -----------          -----------          -----------

OPERATING EXPENSES:
     Product development                          1,063,282              993,915            2,140,712            1,929,414
     Sales and marketing                          1,144,819            1,249,007            2,228,788            2,614,396
     General and administrative                   1,231,117            1,197,285            2,628,752            2,348,818
     Amortization of goodwill & other
       intangible assets                            214,830              214,830              429,660              429,660
                                                -----------          -----------          -----------          -----------
         Total operating expenses                 3,654,048            3,655,037            7,427,912            7,322,288
                                                -----------          -----------          -----------          -----------
         Operating loss                          (1,292,412)            (525,025)          (2,946,017)            (924,468)
Net interest and other income                       149,861              122,481              312,050              262,623
                                                -----------          -----------          -----------          -----------
         Loss before income taxes                (1,142,551)            (402,544)          (2,633,967)            (661,845)
                                                -----------          -----------          -----------          -----------
Income tax benefit                                 (422,744)            (148,941)            (974,568)            (244,882)
                                                -----------          -----------          -----------          -----------
         Net loss                               $  (719,807)         $  (253,603)         $(1,659,399)         $  (416,963)
                                                ===========          ===========          ===========          ===========


Net loss per share -- basic and diluted         $      (.15)         $      (.05)         $      (.34)         $      (.08)

Shares used to calculate net loss
      per share -- basic and diluted              4,824,077            4,860,026            4,824,077            4,998,982

See accompanying notes to condensed financial statements.

                         INTERLINQ SOFTWARE CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                        SIX MONTHS ENDED
                                                                           DECEMBER 31,
                                                                    2000                 1999
                                                                -----------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                    $(1,659,399)         $  (416,963)

       Adjustments to reconcile net loss to net cash
          provided by operating activities:
             Depreciation and amortization                          446,522              398,191
             Amortization of capitalized software costs           1,558,665              956,753
             Amortization of goodwill & other intangible
                 assets                                             429,660              429,659
             Change in operating assets and liabilities:
                Accounts receivable                                 (95,884)             909,069
                Inventory, prepaid expenses & other current
                   assets                                          (620,370)            (433,028)
                Other assets                                             (1)              12,808
                Accounts payable                                   (201,100)             (87,150)
                Accrued compensation and benefits,
                   and other accrued liabilities                     (6,905)          (1,314,140)
                Customer deposits                                   (47,520)            (201,481)
                Deferred software support fees                      246,294              (42,462)
                Noncurrent liabilities                               15,090               21,620
                                                                -----------          -----------
                   Net cash provided by operating activities         65,052              232,876
                                                                -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                            (320,727)            (419,148)
    Capitalized software costs                                   (1,117,785)          (1,019,781)
    Purchases of investments                                     (5,649,144)          (2,737,852)
    Proceeds from sales and maturities of short-term
       investments                                                1,498,906            3,222,653
                                                                -----------          -----------
                   Net cash used in investing activities         (5,588,750)            (954,128)
                                                                -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common stock                               __              146,640
    Repurchase of common stock                                           __           (1,879,514)
                                                                -----------          -----------
                   Net cash used in financing activities                 __           (1,732,874)
                                                                -----------          -----------
                   Net decrease in cash and cash equivalents     (5,523,698)          (2,454,126)
    Cash and cash equivalents at beginning of period              7,753,916            5,888,630
                                                                -----------          -----------
    Cash and cash equivalents at end of period                  $ 2,230,218          $ 3,434,504
                                                                ===========          ===========

See accompanying notes to condensed financial statements.

                         INTERLINQ SOFTWARE CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
                                   (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended December 31, 2000, are not necessarily indicative of the results for the year ending June 30, 2001. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000.

2. EARNINGS PER SHARE

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and potentially dilutive securities outstanding during the period using the treasury stock method. Since the Company had a net loss for the quarter and the six months ended December 31, 2000 and 1999, the following options were excluded from the computation of diluted earnings per share because their inclusion would be anti-dilutive.


                                                   THREE MONTHS ENDED                          SIX MONTHS ENDED
                                                      DECEMBER 31,                                DECEMBER 31,
                                               2000                 1999                  2000                  1999
                                          -------------         -------------         -------------         -------------
Options excluded from computation             1,094,875             1,206,802             1,094,875             1,206,802
Weighted-average exercise price           $        4.69         $        4.70         $        4.69         $        4.70

3. REVENUE RECOGNITION

Net revenues consist of software license fees, software support fees, and other revenues.

The Company recognizes revenue in accordance with the provisions of Statement of Position 97-2, Software Revenue Recognition ("SOP 97-2"), which provides specific industry guidance and stipulates that revenue recognized from software arrangements is to be allocated to each element of the arrangement based on the relative fair values of the elements, such as software products, upgrades, enhancements, post contract customer support, consulting and implementation services, or training. Under SOP 97-2, as amended the determination of fair value is based on objective evidence that is specific to the vendor. If such evidence of fair value for each undelivered element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value does exist or until all elements of the arrangement are delivered. Revenue is recognized when persuasive evidence of an arrangement exists and delivery has occurred, provided the fee is fixed and determinable, collectibility is probable and the arrangement does not require significant customization of the software.

The Company also recognizes revenue in accordance with Statement of Position 98-9 ("SOP 98-9"). SOP 98-9 amends paragraphs 11 and 12 of SOP 97-2 to require recognition of revenue using the "residual method" when (1) there is vendor-specific objective evidence of the fair values of all undelivered elements in a multiple element arrangement that is not accounted for using long-term contract accounting, (2) vendor-specific objective evidence of fair value does not exist for one or more of the delivered elements in the arrangement, and (3) all revenue-recognition criteria in SOP 97-2 other than the requirement for vendor-specific objective evidence of the fair value of each delivered element of the arrangement are satisfied. Under the residual method, the arrangement fee is recognized as follows: (1) the total fair value of the undelivered elements, as indicated by vendor-specific objective evidence, is deferred and subsequently recognized in accordance with the relevant sections of SOP 97-2 and (2) the difference between the total arrangement fee and the amount deferred for undelivered elements is recognized as revenue related to the delivered elements. The Company adopted SOP 98-9 on July 1, 2000. The adoption of SOP 98-9 did not have a material impact on the Company's financial statements.

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


Information by operating segment is set forth below (in thousands):

QUARTER ENDED DECEMBER 31:                   MTD             ETD           TOTAL
--------------------------                 -------          ----          -------
2000:
Net revenue                                $ 4,118           $--          $ 4,118
Depreciation and amortization                  952           288            1,240
Operating loss                                (738)         (554)          (1,292)
Purchase of property and equipment              24             8               32

1999:
Net revenue                                  4,699            14            4,713
Depreciation and amortization                  569           340              909
Operating income (loss)                        159          (684)            (525)
Purchase of property and equipment             181            24              205


SIX-MONTHS ENDED DECEMBER 31:                MTD              ETD             TOTAL
-----------------------------               ------          ------           -------
2000:
Net revenue                                $ 7,966             $--          $ 7,966
Depreciation and amortization                1,860             575            2,435
Operating loss                              (1,831)         (1,115)          (2,946)
Purchase of property and equipment             303              18              321

1999:
Net revenue                                  9,548              32            9,580
Depreciation and amortization                1,217             568            1,785
Operating income (loss)                        449          (1,373)            (924)
Purchase of property and equipment             390              29              419


                                                                    MTD             ETD           TOTAL
                                                                  -------         ------         -------
IDENTIFIABLE ASSETS WERE AS FOLLOWS AS OF (IN THOUSANDS):
December 31, 2000                                                 $17,662         $2,874         $20,536
June 30, 2000                                                      19,183          3,007          22,190

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

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        INTERLINQ Software Corporation (the "Company"), established in 1982, is a leading provider of technology that helps organizations effectively manage complex, information-intensive business transactions. The Company's mortgage technology products are business solutions for commercial banks, mortgage banks, mortgage brokers, credit unions and savings institutions, including a number of the top mortgage originators. During the quarter ended December 31, 2000, the Company retained U.S. Bancorp Piper Jaffray to assist it in an on-going evaluation and consideration of strategic alternatives to capitalize on the Company's value as a leading provider of mortgage technology solutions. These alternatives could include business combinations such as a sale, merger or partnership.

        The Company's enterprise technology product (FlowMan) is a business solution designed to provide a process-centered, enterprise application integration framework. FlowMan is currently being integrated with the Company's suite of mortgage technology products. In addition to this integration, the Company believes that opportunity exists to realize additional value from this technology. The Company is striving to maximize the return of its investment in the FlowMan technology while retaining the rights to use the technology within its MortgageWare Enterprise product suite and the financial services industry. These alternatives include recapitalizing the division (as a joint venture or a separate subsidiary, for example), strategic partnering or divesting the FlowMan technology. If none of these alternatives materializes the Company may also consider discontinuing this segment of its business.

        The Company continued to experience a downturn in software license fee revenue due to a softened sales environment during the six months ended December 31, 2000. This environment was driven by reduced mortgage-lending volumes over the past six quarters (as indicated by the mortgage market volume index provided by the Mortgage Bankers Association) along with mortgage lenders requiring increased amounts of due diligence to justify any significant technology purchases. However, according to the market indices published by the Mortgage Bankers Association, mortgage loan refinance volumes increased significantly during December and have continued to increase through January.

        The Company believes that over the course of the last decade mortgage lenders have purchased technological infrastructure in order to improve their profit margins as well as to increase their production capacity in times of high mortgage origination volume. In fiscal years 1996 and 1997, the Company focused its product development effort to provide a more diverse and integrated "enterprise" solution for the mortgage lending industry. The product suite developed by the Company was designed to provide customers with a platform that would help them reduce their unit costs and, accordingly, increase their profit margins. The Company believes that in the long term, mortgage lenders will need to continue to focus their purchasing decisions on solutions that reduce unit costs and, accordingly, increase profit margins. The Company believes that its product development plans and its suite of mortgage technology products position the Company well for this environment. Looking forward, the Company is cautiously optimistic that the lower interest rates and recent increases in mortgage loan refinance volumes will increase its customers' profits and their need for production capacity. Increases in mortgage-lending volumes may enable customers and prospects to invest more easily in additional technological infrastructure in an effort to capture additional loan volume, further reduce their unit costs and increase their overall profit margins. However, the Company believes that as a result of the refinance boom in calendar year 1998, the mortgage lending market as a whole may still have excess loan production capacity, and as such, the Company cannot easily predict the impact of the current mortgage market on its revenue streams.

NET REVENUES

Three months ended December 31,
(In thousands)                      2000           1999         Change
-------------------------------    ------         ------        ------
Software license fees              $1,066         $1,722         (38)%

Software support fees               2,497          2,385           5%

Other                                 555            606          (8)%
                                   ------         ------         ---
Total net revenues                 $4,118         $4,713         (13)%
                                   ======         ======         ===

        Net revenues consist of software license fees, software support fees and other revenues (which include training, consulting fees, document fees, and other miscellaneous sales), net of discounts and sales returns.

        Software license fees were $1,066,000 for the quarter ended December 31, 2000, a decrease of 38% from $1,722,000 in the comparable quarter of the prior year. Software license fees were $2,035,000 for the six months ended December 31, 2000, a decrease of 42% from $3,524,000 in the comparable period of the prior year. These decreases in software license fees were the result of a softened sales environment, which is primarily due to lower mortgage-lending volumes (as previously discussed). According to the market indices published by the Mortgage Bankers Association, mortgage loan refinance volumes increased significantly during December and have continued to increase through January. The Company is cautiously optimistic that the lower interest rates and recent increases in mortgage loan refinance volumes will increase its customers' profits and their need for production capacity. Increases in mortgage-lending volumes may enable customers and prospects to invest more easily in additional technological infrastructure in an effort to capture additional loan volume, further reduce their unit costs and increase their overall profit margins. However, the Company believes that as a result of the refinance boom in calendar year 1998, the mortgage lending market as a whole may still have excess loan production capacity, and as such, the Company cannot easily predict the impact of the current mortgage market on it's revenue streams.

        Software support fees were $2,497,000 for the quarter ended December 31, 2000, an increase of 5% from $2,385,000 in the comparable quarter of the prior year. Software support fees remained fairly consistent for the six months ended December 31, 2000, with a slight decrease of 1% to $4,789,000 compared to $4,845,000 in the comparable period of the prior year. The increase for the quarter ended December 31, 2000 compared to the same quarter of the prior year was primarily due to a higher percentage rate of software support fees with a relatively low customer attrition rate, despite lower software sales volumes through fiscal year 2000. Whereas, the slight decrease for the six months ended December 31, 2000 compared to the same period of the prior year was primarily due to lower software sales in fiscal year 2000 and the first half of fiscal year 2001, slightly offset by a higher percentage rate of software support fees with relatively low customer attrition rate. Due in part to changes, from time to time, in government regulations relating to documentation required for residential mortgage lending, the vast majority of the Company's customers purchase annual software support agreements. Because software support fees are recognized ratably over the term of the annual support agreement (while software license fees are recognized on product shipment), the percentage change in software support fees compared to the percentage change in software license fees is not proportional. The Company believes software support fees will remain relatively flat or decrease slightly for the remainder of fiscal year 2001 as a result of lower software license fees earned in fiscal year 2000 and the first half of fiscal year 2001. However, if the upturn in the mortgage lending market discussed previously results in some of the Company's customers reactivating licensed software, it would result in increasing software support fees.

        Other revenues were $555,000 for the quarter ended December 31, 2000, a decrease of 8% from $606,000 in the comparable quarter of the prior year. Other revenues were $1,142,000 for the six months ended December 31, 2000, a decrease of 6% from $1,211,000 in the comparable period of the prior year. These decreases were due primarily to decreases in training and consulting revenue as a result of lower license fees. The Company expects its other revenues to remain relatively flat during the latter half of fiscal year 2001 compared to the six months ended December 31, 2000.

        As a result of the recent upturn in the mortgage-lending environment discussed above, the Company believes the overall lending environment as of December 31, 2000, to be favorable as compared to most historical measures and as compared to the previous eighteen months. Nonetheless, there can be no assurance that mortgage-lending volumes will not decrease or experience a high amount of volatility. Such decreases or volatility could have a material adverse effect on the Company's business, financial condition and results of operations. Even if mortgage-lending volumes increase, the Company's customers may not have the need for additional capacity nor desire additional technological infrastructure which could result in an adverse effect on the Company and its results of operations.

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

COST OF REVENUES

Three months ended December 31,
(In thousands)                           2000            1999           Change
------------------------------          ------          ------          ------
Software license fees                   $  841          $  539              56%

Percentage of software
  license fees                              79%             31%
                                        ------          ------          ------

Software support fees                   $  603          $  658              (8)%

Percentage of software
   support fees                             24%             28%
                                        ------          ------          ------

Other                                   $  312          $  386             (19)%

Percentage of other                         56%             64%
                                        ------          ------          ------
Total cost of revenues                  $1,756          $1,583              11%

Percentage of net revenues                  43%             34%
                                        ------          ------          ------


        Cost of software license fees consists primarily of the amortization of capitalized software development costs and, to a lesser extent, commissions and royalties paid to third parties for certain interface products, and the purchase and duplication of disks and product documentation. As a percentage of software license fees, cost of software license fees increased to 79% for the quarter ended December 31, 2000, compared to 31% for the quarter ended December 31, 1999. As a percentage of software license fees, cost of software license fees increased to 80% for the six months ended December 31, 2000, from 30% in the comparable period of the prior year. These increases were due primarily to software license fees decreasing substantially during these periods while the dollar cost of software license fees increased 56% and 53% during the quarter and six months ended December 31, 2000, respectively, compared to the same periods a year ago. Amortization of capitalized software development costs account for the majority of the increase in the cost of software license fees and increased to $799,000 and $1,559,000 for the quarter and six months ended December 31, 2000, respectively, compared to $492,000 and $957,000 in the comparable quarter and six months ended December 31, 1999. These increases in the amortization of capitalized software development costs were primarily due to a shortened estimated life of certain of the Company's products along with the Company beginning the amortization of some purchased technology during the six months ended December 31, 2000. The Company expects the dollar amount of its amortization of capitalized software development costs to remain relatively flat for the remainder of fiscal year 2001.

        Cost of software support fees includes salaries and other costs related to providing telephone support, and the purchase, duplication and shipping of disks associated with software updates. As a percentage of software support fees, cost of software support fees decreased to 24% for the quarter ended December 31, 2000, compared to 28% for the quarter ended December 31, 1999 and decreased to 25% for the six months ended December 31, 2000, from 28% in the comparable period of the prior year. These decreases were primarily a result of decreases in the dollar costs of software support fees. The dollar cost of software support fees decreased $54,000 (8%) from the year ago quarter and decreased $169,000 (12%) in the six months ended December 31, 2000 compared to the six months ended December 31, 1999. The dollar cost of support fee decreases for the quarter and six months ended December 31, 2000 compared to the same periods of the prior year were primarily due to decreased personnel costs (due to slight personnel attrition), travel, and freight costs for the customer support group. The Company expects the dollar cost of software support fees to remain relatively flat through the end of fiscal year 2001.

        Cost of other revenue includes primarily the salaries and non-reimbursable expenses for the employees who provide training and consulting services. As a percentage of other revenue, cost of other revenue decreased to 56% for the quarter ended December 31, 2000, compared to 64% for the quarter ended December 31, 1999 and decreased to 58% for the six months ended December 31, 2000, from 62% in the comparable period of the prior year. These decreases were due primarily to variations in the mix of other revenue earned.


OPERATING EXPENSES

Three months ended December 31,
(In thousands)                           2000            1999           Change
------------------------------          ------          ------          ------
Product development                     $1,063          $  994               7%

Percentage of net revenues                  26%             21%
                                        ------          ------          ------

Sales & marketing                       $1,145          $1,249              (8)%

Percentage of net revenues                  28%             27%
                                        ------          ------          ------

General & administrative                $1,231          $1,197               3%

Percentage of net revenues                  30%             25%
                                        ------          ------          ------

Amortization of goodwill                $  215          $  215               0%

Percentage of net revenues                   5%              5%
                                        ------          ------          ------


        Product development expenses include salaries for software developers and analysts, facility costs and expenses associated with computer equipment used in software development, net of costs capitalized. As a percentage of net revenues, product development expenses increased to 26% for the quarter ended December 31, 2000, compared to 21% for the quarter ended December 31, 1999. As a percentage of net revenues, product development expenses increased to 27% for the six months ended December 31, 2000, from 20% in the comparable period of the prior year. The increases in percentages were due primarily to decreasing revenue combined with increasing product development expenses. The dollar increases in product development expenses were due primarily to increases in payroll and related expenses for additional development staff as well as to increasing overall salaries in a tight labor market, offset slightly by an increase in the dollar amount of capitalized software development costs in the quarter ended December 31, 2000 compared to the same quarter in the prior year. The Company capitalized $559,000 and $503,000 of development expenditures for the quarters ended December 31, 2000, and 1999, respectively. The capitalization of software development costs remained relatively flat for the six months ended December 31, 2000 compared to the same period of the prior year, despite an increase in software development spending, which was offset by decreasing capitalization rates on certain of the Company's products. The Company capitalized $1,018,000 and $1,020,000 of development expenditures for the six months ended December 31, 2000, and 1999, respectively. In addition, the Company is investing in resources to expedite the development of the business-objects based architecture, which is the basis for the Company's next generation of MortgageWare technology. This project is expected to result in a series of flexible lending systems aligned with specific business needs and will migrate the Company's MortgageWare lending system to a new architectural platform. As a result, the Company expects product development expenses to increase accordingly over the latter half of fiscal year 2001.

        Sales and marketing expenses consist primarily of salaries, sales commissions, travel and facility costs for the Company's sales and marketing personnel, and, to a lesser extent, advertising, trade shows and other promotional activities. As a percentage of net revenues, sales and marketing expenses remained relatively flat and increased to 28% for the quarter ended December 31, 2000, compared to 27% for the quarter ended December 31, 1999 and increased to 28% for the six months ended December 31, 2000, compared to 27% in the comparable period of the prior year. These percentages remained relatively consistent primarily due to revenues decreasing at a similar rate as the sales and marketing expenses. The dollar decreases in sales and marketing expenses were due primarily to reduced commissions from the decreases in sales volumes, a decrease in travel expense, and reduced personnel expenses due to attrition of the sales and marketing personnel.

        General and administrative expenses include costs associated with finance, accounting, purchasing, order fulfillment, administration and facilities. As a percentage of net revenues, general and administrative expenses increased to 30% for the quarter ended December 31, 2000, compared to 25% for the quarter ended December 31, 1999 and increased to 33% for the six months ended December 31, 2000, from 25% in the comparable period of the prior year. On a dollar basis, general and administrative expenses increased by $34,000 and $280,000 for the quarter and six-month period ended December 31, 2000, respectively, compared to the same periods of the prior year. These increases were primarily due to increased consulting and professional fees and to a lesser extent, increases in payroll and related expenses for additional administrative staff as well as to increasing overall salaries in a tight labor market. The Company expects general and administrative expenses to remain relatively consistent for the remainder of fiscal year 2001.

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



NET INTEREST AND OTHER INCOME

Three months ended December 31,
(In thousands)                             2000            1999           Change
------------------------------             ----            ----           ------
Net interest and other
    income                                 $150            $122              22%

Percentage of net revenues                    4%              3%
                                           ----            ----            ----

        As a percentage of net revenues, net interest and other income increased to 4% in the quarter and six month period ended December 31, 2000 compared to 3% for the quarter and six month period ended December 31, 1999. The dollar increase in interest and other income was primarily due to higher interest rates which resulted in a higher return on the Company's investments despite a slightly lower cash and investment portfolio.

As of December 31, 1999, the Company had no interest-bearing debt outstanding and anticipates no new debt financing in the foreseeable future. Accordingly, the Company expects net interest and other income for the foreseeable future to reflect net interest income.

INCOME TAXES

Three months ended December 31,
(In thousands)                        2000              1999             Change
------------------------------       -----             -----             ------
Income tax benefit                   ($423)            ($149)            (184)%

Effective tax rate                      37%               37%
                                     -----             -----             -----


        Income taxes include federal and state income taxes currently payable and deferred taxes arising from temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The effective tax rate was consistent for the quarter and six-month period ended December 31, 2000, and 1999, respectively.

LIQUIDITY AND CAPITAL RESOURCES

        Working capital, which consists principally of cash, cash equivalents, short-term investments, and accounts receivable was $6,229,000 as of December 31, 2000, compared to $6,877,000 on June 30, 2000. Cash and cash equivalents decreased by $5,524,000 for the six months ended December 31, 2000. The decrease in cash was primarily due to the purchase of investments and investments in capitalized software development and property and equipment.

        The Company expects to spend no more than $250,000 for capital expenditures during the remainder of fiscal year 2001.

        Long-term cash requirements, other than normal operating expenses, are anticipated for development of new software products and enhancement of existing products, financing anticipated growth, the possible acquisition of other software products, technologies and businesses, and the possible repurchase of the Company's common stock. The Company believes that its existing cash, cash equivalents, short-term investments, and cash generated by operations will be sufficient to satisfy its currently anticipated cash requirements for the next four quarters.

FORWARD-LOOKING STATEMENTS

        The Company's disclosure and analysis in this report contain forward-looking statements. When used in this report, the words "believes," "anticipates," "expects," "intends," and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are based on the opinions or estimates of management at the time the statements are made and are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected.

Factors that could affect the Company's actual results include, but are not limited to, the "Certain Additional Factors Affecting Future Results" section of this quarterly report. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. The discussion and analysis herein should be read in conjunction with the Risk Factors and other information contained in the Company's Annual Report on Form 10-K for the year ended June 30, 2000.

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

        It is difficult for the Company to accurately estimate unit sales of its products and the volume of annual support contracts that its customers will purchase due in general to the nature of the software markets, and specifically to the cyclical and volatile nature of the residential mortgage lending market and the development stage of the EAI market. In early 1994, the residential mortgage lending market experienced a reduction in mortgage refinance volumes due to a rise in interest rates. The Company experienced a significant decrease in net revenues, operating income and net income during the fourth quarter of fiscal 1994, which continued through most of fiscal year 1995. The Company believes that the current environment of lower mortgage lending volumes contributed to the downturn in net revenues for the quarter ended December 31, 2000.

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


PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        The Company received a complaint from one of its customers regarding the performance of purchased product and services. This complaint resulted in the Company filing a lawsuit for declaratory relief in Washington on January 19, 2000 (INTERLINQ Software Corporation v. Molton, Allen & Williams Corporation d/b/a MAW Corporation, King County Superior Court No.00-2-01 814-2SEA) and the customer filing a lawsuit in its home state of Alabama on January 24, 2000 (Molton Allen & Williams Corporation v. Interlinq Software Corporation, District Court for Jefferson County No. CV0000422). The parties negotiated a settlement of the dispute for a non-material amount. Pursuant to the stipulation of dismissal filed on November 9, 2000, the above-entitled actions were dismissed with prejudice on November 16, 2000 in the United States District Court for the Northern District of Alabama.

ITEM 2. CHANGES IN SECURITIES

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        At the Company's Annual Meeting of Shareholders held at 3:00 P.M on November 14, 2000:

        The following nominees were elected to the Board of Directors:


                                        Affirmative        Votes        Broker
                                           Votes         Withheld      Nonvotes
                                        -----------      --------      --------
George S. Sarlo                          4,524,826        20,765          --

Robert W. O'Rear                         3,890,613       654,978          --

Robert J. Gallagher                      3,941,826       603,765          --

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



DATED: February 7, 2001



                                       INTERLINQ SOFTWARE CORPORATION
                                       (Registrant)



                                       /s/ Alan Pickerill
                                       -----------------------------------------
                                       Alan Pickerill
                                       Chief Financial Officer
                                       Vice President Finance and Administration
                                       (Principal Financial and Accounting
                                       Officer)

                                  EXHIBIT INDEX

             EXHIBIT NUMBER                         TITLE
             --------------                -----------------------
                 27.1                      FINANCIAL DATA SCHEDULE