Form 10-Q
period 2001-03-31
INTERLINQ SOFTWARE CORP
filed 2001-05-14
CIK 802242

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

       (Mark One)

          [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended MARCH 31, 2001

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

                             Yes [X]      No [ ]

As of April 27, 2001, there were 4,824,077 shares of the Registrant's Common Stock outstanding.

================================================================================

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                         INTERLINQ SOFTWARE CORPORATION
                            CONDENSED BALANCE SHEETS

                                                                  MARCH 31,        JUNE 30,
                                                                    2001             2000
                                                                 -----------      -----------
                                                                 (unaudited)
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                   $ 8,496,234      $ 7,753,916
     Short-term investments                                          821,977        2,357,042
     Accounts receivable, net                                      1,282,630        1,982,668
     Current deferred tax asset                                      322,707          422,707
     Inventory, prepaid expenses and other current assets          1,029,659        1,292,753
                                                                 -----------      -----------
            Total current assets                                  11,953,207       13,809,086
                                                                 -----------      -----------
Property and equipment, net                                        1,420,770        1,692,686
Capitalized software costs, net                                    3,025,953        5,094,766
Goodwill and other intangible assets, net                                 --        1,525,057
Deferred tax asset, noncurrent                                       292,880               --
Other assets                                                          68,282           68,284
                                                                 -----------      -----------
                                                                 $16,761,092      $22,189,879
                                                                 ===========      ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                            $   346,488      $   559,339
     Accrued compensation and benefits                             1,132,939          897,367
     Other accrued liabilities                                        67,308          124,038
     Customer deposits                                               783,188          820,112
     Deferred software support fees                                4,282,082        4,531,712
                                                                 -----------      -----------
            Total current liabilities                              6,612,005        6,932,568
                                                                 -----------      -----------
NONCURRENT LIABILITIES
     Noncurrent liabilities, excluding current installments          104,288           86,760
     Noncurrent deferred tax liability                                    --          418,662
                                                                 -----------      -----------
            Total noncurrent liabilities                             104,288          505,422
                                                                 -----------      -----------
SHAREHOLDERS' EQUITY:
     Common stock                                                     48,241           48,241
     Additional paid-in capital                                    7,649,952        7,649,952
     Retained earnings                                             2,346,606        7,053,696
                                                                 -----------      -----------
            Total shareholders' equity                            10,044,799       14,751,889
                                                                 -----------      -----------
                                                                 $16,761,092      $22,189,879
                                                                 ===========      ===========

See accompanying notes to condensed financial statements.

                         INTERLINQ SOFTWARE CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                  THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                       MARCH 31,                           MARCH 31,
                                            -----------------------------       -------------------------------
                                               2001               2000              2001               2000
                                            -----------       -----------       ------------       ------------
NET REVENUES:
     Software license fees                  $ 1,240,461       $ 1,715,826       $  3,275,152       $  5,239,864
     Software support fees                    2,446,673         2,461,689          7,235,824          7,306,344
     Other                                      586,491           428,194          1,728,186          1,639,047
                                            -----------       -----------       ------------       ------------
         Total net revenues                   4,273,625         4,605,709         12,239,162         14,185,255
                                            -----------       -----------       ------------       ------------
COST OF REVENUES:
     Software license fees                      793,935           542,485          2,426,559          1,606,372
     Software support fees                      539,278           592,773          1,732,296          1,956,622
     Other                                      320,496           334,199            978,496          1,088,189
                                            -----------       -----------       ------------       ------------
         Total cost of revenues               1,653,709         1,469,457          5,137,351          4,651,183
                                            -----------       -----------       ------------       ------------
         Gross profit                         2,619,916         3,136,252          7,101,811          9,534,072
                                            -----------       -----------       ------------       ------------
OPERATING EXPENSES:
     Product development                      1,164,460           999,205          3,305,172          2,928,619
     Sales and marketing                        925,940         1,187,916          3,154,728          3,802,312
     General and administrative               1,373,219         1,319,443          4,001,971          3,668,261
     Amortization of goodwill and
         other intangible assets                214,830           214,830            644,490            644,490
     Goodwill & capitalized software
         write-off                            2,302,586                --          2,302,586                 --
                                            -----------       -----------       ------------       ------------
         Total operating expenses             5,981,035         3,721,394         13,408,947         11,043,682
                                            -----------       -----------       ------------       ------------
         Operating loss                      (3,361,119)         (585,142)        (6,307,136)        (1,509,610)
Net interest and other income                   133,902           130,473            445,952            393,096
                                            -----------       -----------       ------------       ------------
         Loss before income taxes            (3,227,217)         (454,669)        (5,861,184)        (1,116,514)
                                            -----------       -----------       ------------       ------------
Income tax benefit                             (179,526)         (168,229)        (1,154,094)          (413,111)
                                            -----------       -----------       ------------       ------------
         Net loss                           $(3,047,691)      $  (286,440)      $ (4,707,090)      $   (703,403)
                                            ===========       ===========       ============       ============
Net loss per share-- basic and diluted      $      (.63)      $      (.06)      $       (.98)      $       (.14)

Shares used to calculate net loss
     per share-- basic and diluted            4,824,077         4,827,154          4,824,077          4,942,122


See accompanying notes to condensed financial statements.

                         INTERLINQ SOFTWARE CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                         NINE MONTHS ENDED
                                                                              MARCH 31,
                                                                     ---------------------------
                                                                         2001            2000
                                                                     -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                         $(4,707,090)    $  (703,403)
       Adjustments to reconcile net loss to net cash provided by
          operating activities:
             Depreciation and amortization                               645,016         602,959
             Amortization of capitalized software costs                2,285,569       1,472,527
             Amortization of goodwill and other intangible assets        644,490         644,490
             Goodwill & capitalized software write-off                 2,302,586              --
             Change in operating assets and liabilities:
                Accounts receivable                                      700,038       1,158,422
                Inventory, prepaid expenses, current deferred
                   tax asset, and other current assets                   363,094        (609,188)
                Deferred tax asset, noncurrent and other assets         (292,878)         20,631
                Accounts payable                                        (212,851)        (81,888)
                Accrued compensation and benefits, and other
                   accrued liabilities                                   178,842      (1,422,402)
                Customer deposits                                        (36,924)        (28,079)
                Deferred software support fees                          (249,630)         47,655
                Noncurrent liabilities                                  (401,134)         34,772
                                                                     -----------     -----------
                   Net cash provided by operating activities           1,219,128       1,136,496
                                                                     -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                                 (373,101)       (529,227)
    Capitalized software costs                                        (1,638,774)     (1,506,230)
    Purchase of investments                                           (5,649,144)     (2,737,852)
    Proceeds from sales and maturities of short-term investments       7,184,209       5,886,121
                                                                     -----------     -----------
                   Net cash provided by (used in) investing
                           activities                                   (476,810)      1,112,812
                                                                     -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common stock                                    --         304,901
    Repurchase of common stock                                                --      (2,174,225)
                                                                     -----------     -----------
                   Net cash used in financing activities                      --      (1,869,324)
                                                                     -----------     -----------
                   Net increase in cash and cash equivalents             742,318         379,984
    Cash and cash equivalents at beginning of period                   7,753,916       5,888,630
                                                                     -----------     -----------
    Cash and cash equivalents at end of period                       $ 8,496,234     $ 6,268,614
                                                                     ===========     ===========

See accompanying notes to condensed financial statements.

                         INTERLINQ SOFTWARE CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended March 31, 2001, are not necessarily indicative of the results for the year ending June 30, 2001. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000.


2.   EARNINGS PER SHARE

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and potentially dilutive securities outstanding during the period using the treasury stock method. Since the Company had a net loss for the quarter and the nine months ended March 31, 2001 and 2000, the following options were excluded from the computation of diluted earnings per share as there inclusion would be anti-dilutive:

                                          THREE MONTHS ENDED             NINE MONTHS ENDED
                                               MARCH 31,                     MARCH 31,
                                       ------------------------      ------------------------
                                         2001           2000           2001           2000
                                       ---------      ---------      ---------      ---------
Options excluded from computation      1,112,374      1,111,095      1,112,374      1,111,095
Weighted-average exercise price            $4.52          $4.81          $4.52          $4.81

3.   REVENUE RECOGNITION

Net revenues consist of software license fees, software support fees, and other revenues.

The Company recognizes revenue in accordance with the provisions of Statement of Position 97-2, Software Revenue Recognition ("SOP 97-2"), which provides specific industry guidance and stipulates that revenue recognized from software arrangements is to be allocated to each element of the arrangement based on the relative fair values of the elements, such as software products, upgrades, enhancements, post contract customer support, consulting and implementation services, or training. Under SOP 97-2, as amended, the determination of fair value is based on objective evidence that is specific to the vendor. If such evidence of fair value for each undelivered element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value does exist or until all elements of the arrangement are delivered. Revenue is recognized when persuasive evidence of an arrangement exists and delivery has occurred, provided the fee is fixed and determinable, collectibility is probable and the arrangement does not require significant customization of the software.

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

Information by operating segment is set forth below (in thousands):

QUARTER ENDED MARCH 31:                                          MTD            ETD           TOTAL
-----------------------------------------------------------------------------------------------------
2001:
Net revenue                                                    $  4,272       $      2       $  4,274
Depreciation and amortization                                       854            286          1,140
Goodwill & capitalized software write-off                         1,422            881          2,303
Operating loss                                                   (1,893)        (1,468)        (3,361)
Capital expenditures                                                 52             --             52

2000:
Net revenue                                                    $  4,605       $      0       $  4,605
Depreciation and amortization                                       651            284            935
Operating income (loss)                                              93           (678)          (585)
Capital expenditures                                                103              7            110

NINE-MONTHS ENDED MARCH 31:                                      MTD            ETD           TOTAL
-----------------------------------------------------------------------------------------------------
2001:
Net revenue                                                    $ 12,237       $      2       $ 12,239
Depreciation and amortization                                     2,714            861          3,575
Goodwill & capitalized software write-off                         1,422            881          2,303
Operating loss                                                   (3,724)        (2,583)        (6,307)
Capital expenditures                                                355             18            373

2000:
Net revenue                                                    $ 14,153       $     32       $ 14,185
Depreciation and amortization                                     1,868            852          2,720
Operating income (loss)                                             541         (2,051)        (1,510)
Capital expenditures                                                493             36            529

                                                                 MTD            ETD           TOTAL
-----------------------------------------------------------------------------------------------------
IDENTIFIABLE ASSETS WERE AS FOLLOWS AS OF (IN THOUSANDS):
March 31, 2001                                                 $ 15,104       $  1,157       $ 16,761
June 30, 2000                                                    19,183          3,007         22,190

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    INTERLINQ Software Corporation, a Washington corporation (the "Company"), established in 1982, is a leading provider of technology that helps organizations effectively manage complex, information-intensive business transactions. The Company's mortgage technology products are business solutions for commercial banks, mortgage banks, mortgage brokers, credit unions and savings institutions, including a number of the top mortgage originators.

    On April 4, 2001, the Company announced in a press release that it had halted its search for a strategic partner or acquirer. In the same press release the Company also announced the resignation of Jiri Nechleba as the Company's president and chief executive officer and as a director of the Company, and named its Chairman of the Board, Robert Gallagher, as interim president and chief executive officer. The Company further announced in the same press release that, in an effort to restructure around the Company's core business, the MortgageWare lending and servicing platforms, the Company would be shifting resources from less profitable accessory products, which are fully functional and require only minor updates to remain saleable, to focus on completing its next-generation MortgageWare lending platform. The Company also announced that, as a part of the restructuring, it has reduced its total headcount (some of which was through attrition) 18% from the total head count at December 31, 2000. As a result of the restructuring and other cost saving measures, the Company estimates that it will realize approximately $2.5 million in annual cost reductions. The Company expects to realize a portion of the annual cost reduction beginning in the quarter ending June 30, 2001, with the full effect of the annual cost reductions beginning in the first quarter of the fiscal year ending June 30, 2002. The Company expects to take a restructuring charge of approximately $500,000 in the quarter ending June 30, 2001.

    The Company's enterprise technology product (FlowMan) is a business solution designed to provide a process-centered, enterprise application integration framework. The Company is striving to maximize the return of its investment in the FlowMan technology while retaining the rights to use the technology within its MartgageWare Enterprise product suite and the financial services industry. FlowMan is currently being integrated with the Company's suite of mortgage technology products. In addition to this integration, the Company believes that alternative opportunities exists to realize additional value from this technology. These alternatives include recapitalizing the Enterprise Technology Division (as a joint venture or a separate subsidiary, for example), strategic partnering with third parties or divesting the FlowMan technology. If none of these alternatives materializes the Company plans to sell or restructure its Enterprise Technology Division, which includes the acquired assets of Logistical Software Solutions, in the fourth quarter of the fiscal year ending June 30, 2001.

    During the third quarter, the Company experienced a modest increase in software license fee revenue compared to the preceding quarter ended December 31, 2000. However, software license fees for the nine months ended March 31, 2001 decreased compared to the same period of the prior year. The Company believes the decrease in software license fee revenue for the nine months ended March 31, 2001 compared to the same period of the prior year was due to an overall softened sales environment experienced in fiscal year 2000, which continued into fiscal year 2001. This environment was driven by reduced mortgage-lending volumes (as indicated by the mortgage market volume index provided by the Mortgage Bankers Association) along with mortgage lenders requiring increased amounts of due diligence to justify any significant technology purchases. However, according to the market indices published by the Mortgage Bankers Association, mortgage loan refinance volumes increased significantly beginning in December and have been very strong through March.

    The Company believes that over the course of the last decade mortgage lenders have purchased technological infrastructure in order to improve their profit margins as well as to increase their production capacity in times of high mortgage origination volume. In fiscal years 1996 and 1997, the Company focused its product development effort to provide a more diverse and integrated "enterprise" solution for the mortgage lending industry. The product suite developed by the Company was designed to provide customers with a platform that would help them reduce their unit costs and, accordingly, increase their profit margins. The Company believes that in the long term, mortgage lenders will need to continue to focus their purchasing decisions on solutions that reduce unit costs and, accordingly, increase profit margins. The Company has shifted resources from its fully functional accessory products, which require only minor enhancements and regulatory updates, and is focused on completing its next-generation MortgageWare lending platform. This project is expected to result in a series of flexible lending systems aligned with specific business needs and will migrate the Company's MortgageWare lending system to a new architectural platform. The Company believes that its product development plans and its suite of mortgage technology products position the Company well for this environment. Looking forward, the Company is cautiously optimistic that the lower interest rates and recent increases in mortgage loan refinance volumes will increase its customers' profits and their need for production capacity. Increases in mortgage-lending volumes may enable customers and prospects to invest more easily in additional technological infrastructure in an effort to capture additional loan volume, further reduce their unit costs and increase their overall profit margins. However, the Company believes that as a result of the refinance boom in calendar year 1998, the mortgage lending market as a whole may still have excess loan production capacity, and as such, the Company cannot easily predict the impact of the current mortgage market on its revenue streams.

NET REVENUES

Three months ended March 31,
(In thousands)                    2001        2000       Change
---------------------------------------------------------------
Software license fees            $1,240      $1,716       (28%)

Software support fees             2,447       2,462        (1%)

Other                               587         428        37%
---------------------------------------------------------------
Total net revenues               $4,274      $4,606        (7%)
---------------------------------------------------------------

    Net revenues consist of software license fees, software support fees and other revenues (which include training, consulting fees, document fees, and other miscellaneous sales), net of discounts and sales returns.

    Software license fees were $1,240,000 for the quarter ended March 31, 2001, a decrease of 28% from $1,716,000 in the comparable quarter of the prior year. Software license fees were $3,275,000 for the nine months ended March 31, 2001, a decrease of 37% from $5,240,000 in the comparable period of the prior year. The decreases in software license fees were the result of a softened sales environment, which is primarily due to lower mortgage-lending volumes (as previously discussed). According to the market indices published by the Mortgage Bankers Association, mortgage loan refinance volumes increased significantly beginning in December and have remained strong through March. The Company is cautiously optimistic that the lower interest rates and recent increases in mortgage loan refinance volumes will increase its customers' profits and their need for production capacity. Increases in mortgage-lending volumes may enable customers and prospects to invest more easily in additional technological infrastructure in an effort to capture additional loan volume, further reduce their unit costs and increase their overall profit margins. However, the Company believes that as a result of the refinance boom in calendar year 1998, the mortgage lending market as a whole may still have excess loan production capacity, and as such, the Company cannot easily predict the impact of the current mortgage market on its revenue streams.

    Software support fees remained relatively consistent decreasing 1% to $2,447,000 and $7,236,000, respectively, for the quarter and nine month period ended March 31, 2001, compared to $2,462,000 and $7,306,000 for the comparable periods of the prior year. The slight decreases for the quarter and nine months ended March 31, 2001, compared to the same periods of the prior year, were primarily due to a small increase in software deactivations, compounded by the decreases in software license fees, as previously discussed. The increase in deactivations and the decrease in software license fees caused a decline in the installed base of the Company's software over the course of the last eighteen months. Since the Company charges software support fees as a percentage of the total software install base, the decline in the install base of the Company's software caused a decrease in the Company's software support fees. However, higher average software support fee percentage rates on certain of the Company's products, somewhat offset the decline in the Company's software installed base and the related decreases in software support fees. Looking forward, the Company expects that its installed base of software to remain fairly stable, and as such, the Company expects software support fees to level out over the remaining course of the fiscal year. Due in part to changes, from time to time, in government regulations relating to documentation required for residential mortgage lending, the vast majority of the Company's customers purchase annual software support agreements. Because software support fees are recognized ratably over the term of the annual support agreement (while software license fees are recognized on product shipment), the percentage change in software support fees compared to the percentage change in software license fees is not proportional. The Company believes software support fees will remain relatively flat or decrease slightly for the remainder of fiscal year 2001 as a result of lower software license fees earned in fiscal year 2000 and the first three quarters of fiscal year 2001. However, if the upturn in the mortgage lending market discussed previously results in some of the Company's customers reactivating licensed software, it would result in increasing software support fees.

    Other revenues were $587,000 for the quarter ended March 31, 2001, an increase of 37% from $428,000 in the comparable quarter of the prior year. Other revenues were $1,728,000 for the nine months ended March 31, 2001, an increase of 5% from $1,639,000 in the comparable period of the prior year. These increases were due primarily to increases in training and consulting revenue. The Company expects its other revenues to remain relatively flat during the fourth quarter of fiscal year 2001.

    As a result of the recent upturn in the mortgage-lending environment discussed above, the Company believes the overall lending environment as of March 31, 2001, to be favorable as compared to most historical measures. Nonetheless, there can be no assurance that mortgage-lending volumes will not decrease or experience a high amount of volatility. Such decreases or volatility could have a material adverse effect on the Company's business, financial condition and results of operations. Even if mortgage-lending volumes increase, the Company's customers may not have the need for additional capacity nor desire additional technological infrastructure which could result in an adverse effect on the Company and its results of operations.

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

COST OF REVENUES

Three months ended March 31,
(In thousands)                     2001         2000        Change
------------------------------------------------------------------
Software license fees             $  794       $  542         46%

Percentage of software
  license fees                        64%          32%
------------------------------------------------------------------
Software support fees             $  539       $  593         (9%)

Percentage of software
   support fees                       22%          24%
------------------------------------------------------------------
Other                             $  321       $  334         (4%)

Percentage of other                   55%          78%
------------------------------------------------------------------
Total cost of revenues            $1,654       $1,469         13%

Percentage of net revenues            39%          32%
------------------------------------------------------------------

    Cost of software license fees consists primarily of the amortization of capitalized software development costs and, to a lesser extent, commissions and royalties paid to third parties for certain interface products, and the purchase and duplication of disks and product documentation. As a percentage of software license fees, cost of software license fees increased to 64% for the quarter ended March 31, 2001, compared to 32% for the quarter ended March 31, 2000. As a percentage of software license fees, cost of software license fees increased to 74% for the nine months ended March 31, 2001, from 31% in the comparable period of the prior year. These increases were due primarily to software license fees decreasing substantially during these periods while the dollar cost of software license fees increased $252,000 (46%) and $820,000 (51%) during the quarter and nine months ended March 31, 2001, respectively, compared to the same periods a year ago. Amortization of capitalized software development costs account for the majority of the increase in the cost of software license fees, which increased to $727,000 and $2,286,000 for the quarter and nine months ended March 31, 2001, respectively, compared to $516,000 and $1,473,000 in the comparable quarter and nine months ended March 31, 2000. These increases in the amortization of capitalized software development costs were primarily due to a shortened estimated useful lives of certain of the Company's products along with the Company beginning the amortization of some purchased technology during the nine months ended March 31, 2001. The Company expects the dollar amount of its amortization of capitalized software development costs to decrease significantly for the remainder of fiscal year 2001 and fiscal year 2002 due to the Company writing off $1,422,000 in capitalized software costs in the third quarter ended March 31, 2001 (discussed below).

    Cost of software support fees includes salaries and other costs related to providing telephone support, and the purchase, duplication and shipping of disks associated with software updates. As a percentage of software support fees, cost of software support fees decreased to 22% for the quarter ended March 31, 2001, compared to 24% for the quarter ended March 31, 2000 and decreased to 24% for the nine months ended March 31, 2001, from 27% in the comparable period of the prior year. These decreases were primarily a result of decreases in the dollar cost of software support fees. The dollar cost of software support fees decreased $54,000 (9%) from the year ago quarter and decreased $224,000 (11%) in the nine months ended March 31, 2001 compared to the nine months ended March 31, 2000. The decreases in the dollar cost of support fees were primarily due to decreases in personnel costs (due to lower headcount), travel and telephone costs for the customer support group. The Company expects the dollar cost of software support fees to remain relatively flat through the end of fiscal year 2001.

    Cost of other revenue includes primarily the salaries and non-reimbursable expenses for the employees who provide training and consulting services. As a percentage of other revenue, cost of other revenue decreased to 55% for the quarter ended March 31, 2001, compared to 78% for the quarter ended March 31, 2000 and decreased to 57% for the nine months ended March 31, 2001, from 66% in the comparable period of the prior year. These decreases were due primarily to variations in the mix and amount of other revenue earned, as the costs remained relatively consistent from period to period.

OPERATING EXPENSES

Three months ended March 31,
(In thousands)                     2001         2000        Change
------------------------------------------------------------------
Product development               $1,164       $  999         17%

Percentage of net revenues            27%          22%
------------------------------------------------------------------
Sales & marketing                 $  926       $1,188        (22%)

Percentage of net revenues            22%          26%
------------------------------------------------------------------
General & administrative          $1,373       $1,319          4%

Percentage of net revenues            32%          29%
------------------------------------------------------------------
Amortization of goodwill          $  215       $  215          0%

Percentage of net revenues             5%           5%
------------------------------------------------------------------
Goodwill & capitalization of
    software write-off            $2,303       $    0        N/A

Percentage of net revenues            54%           0%
------------------------------------------------------------------

    Product development expenses include salaries for software developers and analysts, facility costs and expenses associated with computer equipment used in software development, net of costs capitalized. As a percentage of net revenues, product development expenses increased to 27% for the quarter ended March 31, 2001, compared to 22% for the quarter ended March 31, 2000. As a percentage of net revenues, product development expenses increased to 27% for the nine months ended March 31, 2001, from 21% in the comparable period of the prior year. The increases in percentages were due primarily to decreasing revenue combined with increasing product development expenses. The dollar increases in product development expenses were due primarily to increases in payroll and related expenses for additional development staff as well as to increasing overall salaries in a tight labor market, offset slightly by an increase in the dollar amount of capitalized software development costs. The Company capitalized $521,000 and $486,000 of development expenditures, respectively, for the quarters ended March 31, 2001, and 2000. The capitalization of software development costs increased 9% to $1,639,000 for the nine months ended March 31, 2001 compared to $1,506,000 for the same period of the prior year. The increases in capitalized software development costs were due to an increase in overall product development spending, slightly offset by decreasing capitalization rates on certain of the Company's products as these products moved into the latter stages of their life cycles. In addition, the Company invested in resources to expedite the development of the business-objects based architecture, which is the basis for the Company's next generation of MortgageWare technology. This project is expected to result in a series of flexible lending systems aligned with specific business needs and will migrate the Company's MortgageWare lending system to a new architectural platform. The Company expects product development expenditures to decrease over the next fiscal year as a direct result of the Company's restructuring initiative.

    Sales and marketing expenses consist primarily of salaries, sales commissions, travel and facility costs for the Company's sales and marketing personnel, and, to a lesser extent, advertising, trade shows and other promotional activities. As a percentage of net revenues, sales and marketing expenses decreased to 22% for the quarter ended March 31, 2001, compared to 26% for the quarter ended March 31, 2000. As a percentage of net revenues, sales and marketing expenses decreased slightly to 26% for the nine months ended March 31, 2001, compared to 27% in the comparable period of the prior year. The decreases in percentages for the quarter and nine months ended March 31, 2001, compared to the same periods of the prior year, were primarily due to revenues decreasing at a slower rate than the sales and marketing expenses. The dollar decreases in sales and marketing expenses were due primarily to slight attrition in the sales and marketing team which resulted in decreased payroll, travel, advertising, and telephone expenses. Further, decreases in sales volumes reduced commission expenses in the quarter and nine months ended March 31, 2001 compared to the same periods of the prior year. The Company expects sales and marketing expenses to slightly decrease, as a direct result of the restructuring initiative and head count reduction, over the next fiscal year.

    General and administrative expenses include costs associated with finance, accounting, purchasing, order fulfillment, administration and facilities. As a percentage of net revenues, general and administrative expenses increased to 32% for the quarter ended March 31, 2001, compared to 29% for the quarter ended March 31, 2000. As a percentage of net revenues, general and administrative expenses increased to 33% for the nine months ended March 31, 2001, from 26% in the comparable period of the prior year. On a dollar basis, general and administrative expenses increased by $54,000 and $334,000 for the quarter and nine-month periods ended March 31, 2001, respectively, compared to the same periods of the prior year. These increases were primarily due to increased consulting and professional fees associated with the Company's efforts to search for a strategic partner or acquirer, and to a lesser extent, increases in payroll and related expenses for additional administrative staff as well as to increasing overall salaries in a tight labor market. However, the Company expects general and administrative expenses to decrease slightly as a direct result of the restructuring initiative and head count reduction, over the next fiscal year.

    Amortization of goodwill and other intangible assets consists of the straight-line amortization of assets obtained by the Company as a result of its acquisition of Logical Software Solutions Corporation ("LSS") on June 30, 1998. These assets include workforce-in-place, customer lists, trade name, non-compete and employment agreements and goodwill, which were being amortized over their estimated useful lives of three to four years. However, during the quarter ended March 31, 2001, the Company wrote-off $881,000 of the remaining assets associated with the LSS acquisition. The Company plans to sell or restructure its Enterprise Technology Division, which includes the assets of LSS in the fourth quarter ending June 30, 2001. The Company accounted for the acquisition of LSS under the purchase method of accounting.

    Goodwill and capitalized software write-off consists of the write-off of $881,000 of the remaining assets associated with the LSS acquisition (as previously discussed), and the write-off of $1,422,000 of capitalized software development costs on certain of the Company's products. During the third quarter ended March 31, 2001, the Company determined that purchased software intended to be an integral part of the development of its new products no longer had value for that purpose, and that there was not a viable future alternative use. Accordingly, the Company wrote-off the remaining balance of this asset ($509,000). In addition, the Company determined that the net realizable value of certain of its products was less than the capitalized software assets associated with these products. Hence, the Company reduced the capitalized software assets for these products with non-cash charges totaling $913,000.

    The Company expects to take a restructuring charge of approximately $500,000 in the fourth quarter ending June 30, 2001. As a result of the restructuring and other cost saving measures, the Company estimates that it will realize approximately $2.5 million in annual cost reductions.

NET INTEREST AND OTHER INCOME
Three months ended March 31,
(In thousands)                   2001         2000        Change
----------------------------------------------------------------
Net interest and other
    income                      $  134       $  130         3%
Percentage of net revenues           3%           3%
----------------------------------------------------------------

    As a percentage of net revenues, net interest and other income remained consistent at 3% for the quarter ended March 31, 2001, compared to the same quarter of the prior year and increased to 4% for nine month period ended March 31, 2001 compared to 3% for the nine month period ended March 31, 2000.

As of March 31, 2001, the Company had no interest-bearing debt outstanding and anticipates no new debt financing in the foreseeable future. Accordingly, the Company expects net interest and other income for the foreseeable future to reflect net interest income.

INCOME TAXES
Three months ended March 31,
 (In thousands)                   2001          2000         Change
-------------------------------------------------------------------
Income taxes                      ($180)        ($168)         (7%)

Effective tax rate                    6%           37%
-------------------------------------------------------------------

    Income taxes include federal and state income taxes currently payable and deferred taxes arising from temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The Company's effective tax rate was lower than the same quarter in the prior year as a result of the Company recording a valuation allowance of approximately $950,000 on its net deferred tax asset. The Company's effective tax rate decreased to 6% and 20%, respectively, for the quarter and nine month periods ended March 31, 2001, compared to 37% for the same periods of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

    Working capital, which consists principally of cash, cash equivalents, short-term investments, and accounts receivable, was $5,341,000 as of March 31, 2001, compared to $6,877,000 at June

30, 2000. Cash, cash equivalents, and short-term investments decreased by $793,000 for the nine months ended March 31, 2001. The decrease in cash, cash equivalents, and short-term investments, was primarily due to investments in capitalized software development and property and equipment.

    The Company expects to spend no more than $100,000 for capital expenditures during the remainder of fiscal year 2001.

    Long-term cash requirements, other than normal operating expenses, are anticipated for development of new software products and enhancement of existing products, financing anticipated growth, the possible acquisition of other software products, technologies and businesses, and the possible repurchase of up to 500,000 shares of the Company's common stock. The Company believes that its existing cash, cash equivalents, short-term investments, and cash generated by operations will be sufficient to satisfy its anticipated cash requirements for the next four quarters.

FORWARD-LOOKING STATEMENTS

    The Company's disclosure and analysis in this report contain forward-looking statements. When used in this discussion, the words "looking forward," "expects," "believes," "estimates," "cautiously optimistic" and similar expressions are intended to identify forward-looking statements. Statements about potential increases or decreases in future revenues and expenses are forward looking statements. In addition, statements relating to the potential accounting charges and cost savings resulting from the restructuring and future financial results are forward looking statements. All such forward-looking statements are based on the opinions or estimates of management at the time the statements are made and are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Factors that could affect the Company's actual financial results include, but are not limited to, the Company's ability to complete its next-generation MortgageWare lending platform, enhance its loan servicing technology and sustain its current levels of customer support, failure to realize anticipated cost-savings from the restructuring on a sustained basis, or at all, and changes in interest rates and the mortgage industry in general, as well as the "Certain Additional Factors Affecting Future Results" described in this report. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

    It is difficult for the Company to accurately estimate unit sales of its products and the volume of annual support contracts that its customers will purchase due in general to the nature of the software markets, and specifically to the cyclical and volatile nature of the residential mortgage lending market and the development stage of the EAI market. In early 1994, the residential mortgage lending market experienced a reduction in mortgage refinance volumes due to a rise in interest rates. The Company experienced a significant decrease in net revenues, operating income and net income during the fourth quarter of fiscal 1994, which continued through most of fiscal year 1995. The Company believes that lower mortgage lending volumes, beginning in July of 1999, continuing through December of 2000, contributed to the downturn in the Company's net revenues during that period and through the quarter ended March 31, 2001.

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

     None.

ITEM 5.    OTHER INFORMATION

     None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

         a)   EXHIBITS

              10.1 Separation Agreement and Release dated February 7, 2001 between the Company and Jiri Nechleba.

              10.2 First Amendment to Separation Agreement and Release between the Company and Jiri Nechleba dated March 29, 2001.

         b)   REPORTS ON FORM 8-K

              None.

SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATED:  May 14, 2001



                                    INTERLINQ SOFTWARE CORPORATION
                                    (Registrant)



                                    /s/ Alan Pickerill
                                    --------------------------------------------
                                    Alan Pickerill
                                    Chief Financial Officer
                                    Vice President Finance and Administration
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

  EXHIBIT NUMBER                      TITLE
------------------    ---------------------------------------------
       10.1           SEPARATION AGREEMENT AND RELEASE DATED FEBRUARY 7, 2001
                      BETWEEN THE COMPANY AND JIRI NECHLEBA.

       10.2           FIRST AMENDMENT TO SEPARATION AGREEMENT AND
                      RELEASE BETWEEN THE COMPANY AND JIRI NECHLEBA
                      DATED MARCH 29, 2001.