Form 10-K
period 2001-06-30
INTERLINQ SOFTWARE CORP
filed 2001-09-28
CIK 802242

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549
                             ---------------------
                                   FORM 10-K
                             ---------------------

(Mark One)
    [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934



             FOR THE FISCAL YEAR ENDED JUNE 30, 2001



                                   OR




    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934




                         COMMISSION FILE NUMBER 0-21402

                             ---------------------

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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of voting stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on September 17, 2001 as reported on the Nasdaq National Market, was approximately $9,648,154.

    As of September 17, 2001, there were 4,824,077 shares of the registrant's common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Certain portions of INTERLINQ Software Corporation's definitive proxy statement for its annual meeting of shareholders to be held on December 4, 2001, which will be filed with the Securities and Exchange Commission within 120 days after June 30, 2001, are incorporated by reference into Part III of this report.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

FORWARD-LOOKING STATEMENTS

     The Company's disclosure and analysis in this annual report contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. When used in this discussion, the words "looking forward," "expects," "believes," "intends," "anticipates," "plans," "projects," "estimates," "cautiously optimistic," "future" and similar expressions are intended to identify forward-looking statements. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterization of future events or circumstances are forward-looking statements, including statements about potential increases or decreases in future revenues and expenses and statements relating to the potential accounting charges and cost savings resulting from the restructuring and future financial results. All such forward-looking statements are based on the opinions or estimates of management at the time the statements are made and are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Factors that could affect the Company's actual financial results include, but are not limited to, the Company's ability to deliver its next-generation MortgageWare lending platform, enhance its loan servicing technology and sustain its current levels of customer support, failure to realize anticipated cost-savings from the restructuring on a sustained basis, or at all, and changes in interest rates and the mortgage industry in general, as well as the "Certain Additional Factors Affecting Future Results" section included elsewhere in this report. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except as required by law, the Company undertakes no obligation to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 1. BUSINESS

                                    OVERVIEW

     INTERLINQ Software Corporation is a Washington corporation ("the Company") incorporated in 1982 in the state of Washington. The Company is a leading provider of technology that helps organizations effectively manage complex, information-intensive business transactions. The Company offers software-based business solutions to commercial banks, mortgage banks, mortgage brokers, credit unions and savings institutions, including a number of the top mortgage originators. The Company's flagship products, MortgageWare(R) Loan Management System and MortgageWare(R)TC, process approximately one in eight retail residential mortgage loans, more than any other system.

     The Company also provides Enterprise Application Integration ("EAI") software solutions directly to customers and through third parties. Based on the award-winning EAI technology acquired in June of 1998, the Company's FlowMan(R) software application enables organizations to integrate disparate software systems and applications and improve overall business processes and practices across an entire enterprise. FlowMan is designed to coordinate the execution and timing of all tasks, events and decisions for key business processes across legacy systems, enterprise applications, client-server systems and Internet technologies.

     The Company works closely with clients to provide comprehensive software applications and business solutions for the residential mortgage and construction lending industry and offers a suite of products called MortgageWare(R) Enterprise, which manages the entire life cycle of a mortgage loan. The MortgageWare Enterprise is designed to provide greater operational efficiency, real-time access to data and a cost-effective means for managing and integrating information. It is designed to allow mortgage lenders to improve their business processes and practices, thereby improving their efficiency and profitability. The MortgageWare Enterprise product suite creates an integrated system of reliable information for business analysis; data is entered once, managed from a central point and is accessible by any licensed user. The product suite can perform a wide variety of mission-critical enterprise tasks, including matching loan programs for lenders and borrowers, originating and servicing mortgage loans and risk analysis of all loans within an organization's pipeline.

     The Company's primary target market includes all mortgage lenders, the larger mortgage brokerage companies and the specialty servicing institutions in the United States, Puerto Rico, Guam and the Virgin Islands. According to Company estimates based on available industry data, this market is composed of approximately 1,200 mortgage banks, 10,000 mortgage brokers, 4,300 commercial banks, 1,800 credit unions, 1,300 savings institutions and 1,000 specialty servicing institutions. More broadly, the Company considers the entire financial services industry a potential market for its products and services.

     The Company's FlowMan technology further expands the scope of the Company's potential target markets. While the Company announced in April 2001 that it was prepared to divest the FlowMan assets, INTERLINQ changed its strategy after the arrival of new President and CEO Michael Jackman. Upon further assessment, the Company decided to retain the FlowMan technology asset because of its enormous potential for INTERLINQ both within and outside the financial services industry. The Company believes that potential target markets for FlowMan include vertical markets that, like financial services, encompass complex, information-intensive business transactions (such as healthcare, insurance, government, transportation and utilities, etc.) as well as the broader EAI market. The Company believes that software providers in vertical markets can use FlowMan as an integration/workflow toolkit or component to enhance their products' functionality and architecture. The Company also believes that with FlowMan, companies can reuse integration techniques and processes across departments and environments, and users can implement application integration and reengineer processes without engineering knowledge or training in the specific underlying technologies.

     The Company currently has three main product lines including its loan production products, its loan servicing products and its EAI product. The Company's flagship products, MortgageWare(R) Loan Management System and MortgageWare(R)TC, are currently being re-written and the Company expects to deliver its next-generation loan production product by the end of the 2002 calendar year. When complete, the Company expects that the next-generation loan production product will provide a platform to generate future revenue growth. During fiscal year 2002, the Company intends to generate revenue growth primarily from the sale of mortgage loan servicing technology, MortgageWare TC with Workflow Tools, an improved suite of Secondary Marketing products and increased participation in strategic OEM relationships with organizations offering complementary products. The Company expects these areas of growth to complement the Company's current products, which address operational efficiency in order to decrease the time and cost of the mortgage loan cycle. The Company has planned releases of new enhancements and upgrades to existing products targeted for fiscal year 2002, including the continued integration of FlowMan into MortgageWare Loan Servicing(TM), the Company's client-server-based loan servicing system.

STRATEGY

     The Company's strategy is to strengthen and leverage its position as a leading technology provider in the mortgage industry. This strategy includes extending the scope of the Company's easy-to-use, PC and client-server-based offerings in order to help customers shape their business activities through the use of technology and information. The Company believes it is supported in this strategy by a strong base of recurring revenue from long-term customer relationships and the activities of a direct sales force.

   Easy-to-Use, Integrated Software

     The Company believes its customers require software solutions that are specifically designed for financial institutions and that are easy to install, use and support. The Company's strategy is to provide software solutions that achieve these goals, are able to be integrated with its customer's other applications and can be used together for maximum efficiency. In order to provide consistent, high-quality support and service, the Company generally does not create customized software; however, it does enhance its products, from time to time, for certain customers on a "pay for priority" basis. In addition, modifications and enhancements requested by customers are typically used in determining content for product upgrades.

   Enterprise Application Integration & Workflow Market

     The Company believes a need exists in a number of information-intensive vertical markets (such as healthcare, government, transportation and utilities, etc.) for EAI/workflow technology that can be used to enhance existing and developmental stage software products as well as proprietary in-house solutions. The broader financial services market is also a target. With the elimination of the regulatory walls between banks, brokerage and insurance companies, many financial services firms may need technology to help them coordinate their product offerings to customers. The Company's future financial performance will depend in large part on its ability to sell products outside of the pure mortgage lending technology market and on continued growth in the number of organizations adopting EAI computing environments and the number of applications developed for use in those environments. There can be no assurance that the Company's strategic objectives will succeed or that the market for EAI and workflow software will continue to grow.

   Direct Sales Force

     The Company believes that industry-specific expertise and knowledge are required to sell its products and therefore, it employs a direct sales force. The Company retains sales personnel who it believes are skilled in residential mortgage, construction lending and loan servicing, as well as Web- and client-server-based software applications. The Company believes that maintaining its own sales force allows it to develop long-term customer relationships.

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

PRODUCTS AND SERVICES

     The Company believes that its strength lies in its ability to provide financial services companies with integrated solutions for originating, processing, secondary marketing, servicing, and analyzing residential mortgage loans. The Company offers a variety of products for strategic and tactical business solutions in the mortgage industry, including MortgageWare Loan Management System, MortgageWare TC and MortgageWare TC with Workflow Tools, as well as other products that manage the life cycle of a loan: MortgageWare Entre(TM), MortgageWare InfoLINQ(R), MortgageWare MarketLINQ(R), MortgageWare InvestorLINQ(R), MortgageWare Loan Servicing, MortgageWare Loan Servicing Gateway(R), and BuilderBLOCK$(R). Together, these business solutions make up the MortgageWare Enterprise -- a product suite that offers a means for greater operational efficiency enterprise-wide, faster access to information, and cost-effective management of information content.

     The company also offers FlowMan, a powerful suite of infrastructure tools for enterprise application integration and enhanced workflow capabilities. FlowMan has been integrated into key areas of the MortgageWare Enterprise and is also licensed to OEM and end-user customers.

     MortgageWare TC, MortgageWare Loan Management System (LMS) and MortgageWare TC with Workflow Tools. INTERLINQ's modular loan production systems accommodate qualifying, point-of-sale origination, processing, closing, settlement, pipeline tracking and information management. MortgageWare TC, the thin-client version of the MortgageWare LMS, has been designed to reduce network traffic, improve performance, simplify hardware requirements and reduce exposure to network-related problems. MortgageWare TC uses a 32-bit Windows client-server architecture. MortgageWare TC with Workflow Tools incorporates INTERLINQ's FlowMan technology to enhance loan production with advanced workflow capabilities. The workflow system has been designed to automate complex processes and help lenders adjust those processes to their resources and needs in real-time. The system's graphical user interface allows non-technical managers to design and adjust processes without programming.

     MortgageWare Entre. The recently redeveloped point-of-sale system provides originating loan officers or brokers with the flexibility to work more conversationally in front of the borrower. Since MortgageWare Entre enables these originators to customize their screen flows, using only the screens necessary to complete each loan application, the system enables better customer service and faster completion of each loan application. These originators may use the system to quickly pre-qualify borrowers for purchases and refinances, show side-by-side comparisons of different loan programs and give the borrower conditional loan approval on the spot. The Company believes that MortgageWare Entre gives mortgage originators a competitive advantage because it is designed to increase the accuracy and timeliness of each loan by improving communication between originators in the field and the back-office processing department.

     Automated Underwriting and Services Interfaces. The MortgageWare loan production systems and the MortgageWare Entre point-of-sale solution offer lenders seamless access to automated underwriting services. Lenders gain the ability to order risk grade evaluation and mortgage insurance and request underwriting through Freddie Mac's Loan Prospector, and the ability to request underwriting directly from Fannie Mae's Desktop Underwriter or its DO/DU on the Web. Another interface connects the loan production systems and Entre to Fannie Mae's MORNETPlus Connections Credit Service, which automates the ordering of credit reports.

     MortgageWare MarketLINQ. A 32-bit Windows-based product, MortgageWare MarketLINQ serves as a central point of data entry and maintenance for all mortgage loan programs and rates, including tiered pricing, which allows an administrator to electronically distribute up-to-date information enterprise-wide on demand. This program ensures that data is entered into the system only once -- whether it is being used for in-house purposes or by a loan officer working to obtain the best interest rate for a borrower. Since MarketLINQ delivers pricing into the lender's loan production system, lenders may compare actual locked interest rates against rate sheet data, to ensure the uniformity of their loan pricing. With the Pricing Engine option, MarketLINQ becomes a powerful risk-based pricing engine enabling administrators and managers connected through their corporate intranet to easily define pricing offsets and subsidies using virtually any loan criteria.

     MortgageWare InvestorLINQ. A 32-bit Windows-based product, MortgageWare InvestorLINQ is a complete risk-management and analysis tool. The system helps lenders accurately measure exposure, decide what and how to sell, make trades, allocate loans and analyze performance. A pooling module provides easy allocation of loans to pools and can be used by secondary marketing personnel to manage the risks inherent with securities trading.

     MortgageWare Loan Servicing. The Company believes that its MortgageWare Loan Servicing enhances a customer's profitability by offering a cost-effective alternative to service bureau and mainframe-based servicing. In addition, it expands access to loan data and customer information, increasing opportunities for risk management and cross-selling. MortgageWare Loan Servicing uses a 32-bit Windows client-server architecture, and incorporates advanced features that automate and manage business events for a loan servicer.

     MortgageWare Loan Servicing Gateway. A streamlined version of MortgageWare Loan Servicing, Servicing Gateway is a low-cost product designed specifically for those lenders holding loans for sale. Using Servicing Gateway, they can collect payments and account for interest paid without the cost of a full servicing system.

     BuilderBLOCK$. BuilderBLOCK$ offers a 32-bit Windows-based system that simplifies and streamlines the management of construction loans. The system automates IRS reporting, tracks inspections and prints checks. The product also enables users to reduce the risk of construction lending and improve customer service. The system reduces risk by enabling lenders to monitor loans, handle draw requests and accurately issue disbursements. Lenders can improve customer service via quick access to all borrower loan data.

     MortgageWare InfoLINQ. MortgageWare InfoLINQ is an intranet-based application that enables better business decisions by making it easy to distribute critical information enterprise-wide. The product can be set up to automatically collect data from MortgageWare or other systems and transform it into information ready for analysis. Customized desktop reports can be distributed even to non-MortgageWare users.

     MortgageWare External Loan-Application Interface. This product imports 1003 data captured in a MORNETPlus Version 3.0 format, translating leads collected by call centers, Web sites or other loan-origination vehicles into loan applications ready for processing in MortgageWare. It supports data integrity by flagging potential errors.

     FlowMan. FlowMan technology enables companies to integrate disparate applications, including legacy systems, to improve processes and practices across an enterprise. The technology is composed of an enterprise application framework, engineering tools and a user interface. The enterprise application framework, which on the client PC may operate as either a Windows 32-bit client-server- or browser-based Web application, serves as a communication pipeline throughout the enterprise. The framework core elements, composed of the business process engine, business rules engine and component interface, allow abstraction of the process model and business rules from third-party and legacy applications and allow technology components such as imaging, forms, DBMS and other products to be connected into the FlowMan framework. This tight integration protects the organization's technology investment and eliminates the need to mandate standard enterprise components in favor of a best-of-breed approach. FlowMan also provides flexibility through rapid implementation and modification of the enterprise technology framework. Applications can be added, removed, or replaced by other application components in a plug-and-play fashion. The interface layer of the FlowMan framework enables easy integration of each application into the overall enterprise framework, allowing interoperability between disparate systems and across the enterprise. FlowMan version 4.0 offers three-tier architecture for expanded scalability, Component Object Model (COM) technology, object-oriented methodology and ActiveX(R) controls. FlowMan version 4.0 is deployable across distributed network environments.

   New Products

     Entre 5.0. This latest upgrade to Entre was released during the first half of fiscal 2001. This product features a new business-object-based architecture, facilitating improved data handling and a more flexible user interface, refined export options and expanded options for documents.

     Integration of FlowMan with MortgageWare Loan Servicing. The Company continues to integrate FlowMan into MortgageWare Loan Servicing. This is expected to further broaden the capabilities and benefits of MortgageWare Loan Servicing and further strengthen the MortgageWare Enterprise.

     MortgageWare MarketLINQ(R) Pricing Engine. The Company continues development of the pricing engine toolkit that allows customers the ability to maintain and distribute an unlimited number of product offerings across multiple channels. The pricing engine automatically adjusts pricing based on specific loan-level criteria, calculating when additional fees or discounts may apply.

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

     Electronic forms and custom electronic documents necessary in the loan production process are available to customers through a special marketing agreement with VMP Electronic Laser Forms, Inc., a division of CBF Systems, Inc. Under this agreement, customers are introduced to these products by the Company's direct sales force. Responsibility for producing, maintaining compliance, and shipping documents to customers is held by VMP. The Company receives a percentage of the revenue collected by VMP.

     The Company has developed interfaces to Fannie Mae, Freddie Mac and Ginnie Mae networks to facilitate delivery of closed loans. In addition, the Company has developed several programs to export servicing data to loan servicing systems for its customers.

   Customer Service and Support

     The Company believes that excellent customer service is vital to its success and future growth. For many customers, the MortgageWare Enterprise products have become critical to their daily operations. Accordingly, customers rely on the Company for continued support and enhancement of its products. Customers who buy licenses to use the Company's products also purchase an annual support contract. Customers are required to purchase support contracts to receive product upgrades and to receive customer support services.

     The Company has a Major Account Services group to serve the needs of its largest customers. As of June 30, 2001, 39 of its customers were included in the program. The Major Account Services staff acts as liaison for each major account customer, following up on issues and setting priorities for system enhancements. With this program, the Company believes that it can better address the needs of its largest customers and improve overall service for all its customers.

PRODUCT DEVELOPMENT

     The Company examines new technologies and platforms on an ongoing basis to determine their potential benefits to customers.

     The MortgageWare Enterprise product suite continues to evolve based on input from many sources, including customers who submit software enhancement request forms suggesting corrections or enhancements. The Company maintains a database of all product support calls, which provides feedback to its Product Development department. In addition, the Company maintains a database that is accessible to registered customers via the Internet that provides product and troubleshooting information.

     The Company is currently rewriting its flagship loan production systems and expects to deliver a replacement for MortgageWare LMS and MortgageWare TC by the end of calendar year 2002.

     The Company has recently organized itself into product-line focused teams working on products or closely related groups of products. These teams are led by senior managers with work experience in customer environments directly related to their respective products. Product line management assumes responsibility for product-line profitability, as well as product content and quality. Remaining personnel in these teams typically possess similar qualifications with additional experience in the systems analysis or quality assurance disciplines. Engineering and release preparation services are provided to the product lines through a matrix reporting relationship. Employees on these teams are selected for their expertise in software architecture, programming languages, quality assurance automation or technical writing.

     The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. There can be no assurance that the Company will be successful in developing and marketing product enhancements or new products that respond to technological change or evolving industry standards, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these products or that its new products and product enhancements will adequately meet the requirements of the marketplace and achieve market acceptance. If the Company is unable, for technological or other reasons, to develop and introduce new products or enhancements of existing products in a timely manner in response to changing market conditions or customer requirements, or if the Company is unable to develop appropriate partnerships to bring this product to market, the Company's business, operating results and financial condition will be materially adversely affected.

SALES AND MARKETING

     The Company employs a direct sales force because it believes that considerable expertise is required to sell its mortgage technology products and that strong customer relationships are key to its success. As of June 30, 2001, the Company employed one national sales manager and nine sales executives who are located throughout the country and are each responsible for an assigned geographic territory. These personnel are supported by license administrators and inside sales representatives. Certain sales representatives are exclusively devoted to sales of the Company's servicing products and its EAI product. The Company expects its sales executives to maintain relationships with existing customers and to be responsible for the generation of new business and expansion of existing business. License administration representatives handle contracts and other administrative details, while inside sales representatives qualify sales leads, set appointments for sales executives, and manage much of the sales follow-up.

     Sales leads are generated through various sources, including magazine advertising, industry databases, trade shows, purchased lists, direct mail, telemarketing, customer referral and membership in various trade organizations. The Company tracks lead sources to determine the most cost-effective use of its promotional budget.

   Customers

     The Company's mortgage technology customer base is geographically diverse and covers a broad range of sizes and types of financial institutions. MortgageWare products are installed and currently supported for customers in 50 states plus Puerto Rico and Guam. As of June 30, 2001, this customer base was composed of approximately 18% mortgage brokers, 29% mortgage banks, 33% commercial banks, 11% credit unions, 5% savings institutions and 4% specialized servicing institutions and other organizations. In fiscal year 2001, no single customer accounted for more than 10% of the Company's net revenues.

   Competition

     The market for mortgage-related software products is highly competitive. The Company's competitors include: software vendors offering integrated financial services packages; software consultants and value-added resellers who deliver custom or customized software products; in-house management information services and programming resources of some of the Company's larger existing and potential customers; and software vendors and service bureaus (outsourcers) offering specialized products for the mortgage lending industry.

     The Company believes the main competitive factors include price, features, functionality and customer support. Some competitive products cost significantly less than MortgageWare software, and price-sensitive buyers tend to choose these products. Competitors market competing products on mainframe, mini-computer and PC-and server-based platforms with a wide array of pricing. Some competitors have significantly greater financial, technical, marketing and sales resources than the Company; some offer financial services products not offered by the Company. The Company believes it is the leading provider of PC-based software for residential mortgage loan production.

     In addition to the Company's current competitors, there are many companies involved in providing software and related services to segments of the financial services industry other than residential mortgage lending. Because of similarities both in the customer base and the types of products and services provided compared to those of the Company, these companies are potential competitors of the Company. There is no assurance that the Company would be successful in competing against these potential competitors should any of them decide to enter the Company's market.

     The EAI and workflow software markets are intensely competitive and subject to rapid change. Competitors vary in size and in the scope and breadth of the products and services offered. The majority of these companies are interested in providing specialized services or products to complement true EAI providers' products. Some suppliers are contending for position as full-fledged EAI software system providers. These include IBM, Oracle, BEA Systems and Vitria.

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

                         GENERAL CORPORATE INFORMATION

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

     The Company regards its software as proprietary and essential to its business. The Company relies primarily on a combination of copyright, trademark and trade secret laws, employee and third-party nondisclosure agreements, license agreements and other intellectual property protection methods to protect its proprietary technology. In September of 1998, the Company received a patent covering part of the FlowMan technology, which will expire in April 2015.

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

     There has been frequent litigation in the computer industry regarding intellectual property rights. There can be no assurance that third-parties will not, in the future, claim infringement by the Company with respect to current or future products, trademarks or other proprietary rights. Any such claims could be time-consuming, result in costly litigation, cause diversion of management's attention, cause product release delays, require the Company to redesign its products or require the Company to enter into royalty or licensing agreements. These royalty or licensing agreements, if required, may not be available on terms acceptable to the Company, or at all, any of which occurrences could have a material adverse effect upon the Company's business, financial condition or results of operations.

MANUFACTURING

     The principal materials used in the Company's products include compact disks (or computer diskettes) and documentation. The manufacturing process includes the development and testing of software by the Company, plus the production of a master copy for duplication. The Company contracts with an outside source to duplicate major product releases and updates. Accompanying documentation in paper form, which is minimal since most documentation is delivered electronically, is created by the Company and sent to an outside source to be reproduced. The Company generally ships products within a few business days after receipt of an order. Normally the Company has little or no software backlog but has experienced occasional software backlogs. At June 30, 2001, the Company's software backlog was insignificant.

MORTGAGE LENDING REGULATIONS

     The residential mortgage lending industry is subject to a variety of government regulations, including the Fair Credit Reporting Act, the Truth-in-Lending Act, the Real Estate Settlement Procedures Act and the Home Mortgage Disclosure Act, which prohibit discrimination and require the disclosure of certain basic information to borrowers concerning credit terms and settlement costs. Additionally, there are various federal, state and local laws and regulations that govern mortgage lending activities, including consumer protection and usury statutes. Entities engaged in making and selling mortgage loans are often subject to the rules and regulations of one or more of the investors, guarantors and insurers of residential mortgage loans, including the Federal Housing Administration, the Department of Veterans Affairs, Fannie Mae, Freddie Mac and the Government National Mortgage Association. These agencies regulate the origination, processing, underwriting, selling, securitization and servicing of mortgage loans, prohibit discrimination, establish underwriting guidelines, provide for inspections and appraisals, require credit reports on prospective borrowers and fix maximum loan amounts.

     Failure to comply with these laws and regulations could lead to a lender's loss of approved status, termination of its servicing contracts without compensation, demands for indemnification or loan repurchase, class action lawsuits and administrative enforcement actions. Should loan production processes or documentation arising from use of the Company's products result in a customer violating such requirements, such customer, or the government authority whose requirements were not met, might claim that the Company is responsible, which could have an adverse effect upon the Company and its reputation in the mortgage lending industry, regardless of outcome.

CERTAIN ADDITIONAL FACTORS AFFECTING FUTURE RESULTS

     There is no assurance that the Company will be successful in attracting new customers in the mortgage technology market, or that its existing customers will continue to purchase its products and support services. In addition, there is no assurance that the Company's new mortgage technology products and services will be released in a timely fashion or that, if and when released, new products or services or its efforts to integrate its FlowMan product into its existing mortgage software products will be well received by its target market or that others will not successfully develop competing products and services. Each of these events could have a material adverse effect upon the Company's revenues, financial condition or results of operations.

     There is no assurance that the Company will be successful achieving its strategic objectives in maximizing the return on its investment in the FlowMan technology. In addition, there is no assurance that others will not successfully develop competing products and services. Each of these events could have a material adverse effect upon the Company's revenues, financial condition or results of operations.

     Continued expansion of the Company's operations in the EAI software market might require significant additional expenses and capital and could strain the Company's management, financial and operational resources. Furthermore, gross margins attributable to this business area could be lower than those associated with the Company's historical business activities. There can be no assurance that the Company would be able to expand its operations in a cost-effective or timely manner. Furthermore, any new products launched by the Company that are not favorably received by consumers could damage the Company's reputation or the INTERLINQ brand. The lack of market acceptance of such products or the Company's inability to generate satisfactory revenues from such expanded services or products to offset their cost could have a material adverse effect on the Company's business, prospects, financial condition or results of operations. It is difficult for the Company to accurately estimate unit sales of its products and the volume of annual support contracts that its customers will purchase due in general to the nature of the software markets, and specifically to the cyclical and volatile nature of the residential mortgage lending market, and the development stage of the EAI market. In early 1994, the residential mortgage lending market experienced a reduction in mortgage refinance volumes due to a rise in interest rates. The Company experienced a significant decrease in net revenues, operating income and net income during the fourth quarter of fiscal year 1994 which continued through most of fiscal year 1995. During fiscal years 1997, 1998 and 1999, in part due to the increase in mortgage lending and refinance volumes, the Company had increased revenues, operating income and net income.

     During the fourth quarter of fiscal year 1999 and through December 2000, mortgage-lending rates began to rise and the mortgage lending and refinance volumes decreased substantially. As a result, the Company experienced a significant decrease in net revenues, operating income and net income. Net revenues began to grow again as interest rates dropped and stayed low during the third and fourth quarter of fiscal year 2001.There can be no assurance that mortgage-lending rates will not rise again. A continued high-interest-rate environment could have a material adverse effect on the Company's revenues, profitability or financial condition.

     The Company may in the future be party to litigation arising in the course of business, including claims that the Company allegedly infringes third-party trademarks and other intellectual property rights. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

EMPLOYEES

     As of August 31, 2001, the Company employed 146 people, including 22 in sales and marketing, 65 in product development, 35 in customer service and 24 in operations. None of the Company's employees is represented by a labor union, and the Company believes that its relationship with its employees is good.

EXECUTIVE OFFICERS OF THE REGISTRANT

     As of September 15, 2001, the executive officers of the Company are as follows:

                    Name                       Age                      Position
                    ----                       ---                      --------
Michael H. Jackman...........................  53     Chief Executive Officer and President
Alan R. Pickerill............................  35     Chief Financial Officer, Vice President of
                                                      Finance and Secretary

     MICHAEL H. JACKMAN was named President and Chief Executive Officer in June 2001. Since 1998, he served as President of Fiserv Corporation's easyLENDER division. His previous experience includes senior management positions at Accredited Home Lenders in San Diego, HNC Software in San Diego, and TRW Real Estate Loan Services in Orange, California, which is now part of First American Corporation. Mr. Jackman holds a bachelor's degree in electrical engineering from City University of New York and has written a number of articles and publications.

     ALAN R. PICKERILL has over 13 years of finance and financial management experience. He started with the Company in 1998 as controller, was later promoted to Director of Finance, became Vice President of Finance in January 2000 and was named Chief Financial Officer in January 2001. Previously, he was a divisional controller at Mosaix, a software developer, and an audit manager at accounting firm Deloitte & Touche. Mr. Pickerill holds a Bachelor of Arts degree in Business Administration from the University of Washington. He earned his CPA certificate in 1990.

ITEM 2.   PROPERTIES

     The Company is currently leasing and occupying approximately 35,000 square feet of office space in Bellevue, Washington. This lease expires in November 2005 and contains two consecutive renewal options for five years each. The Company believes that its current facilities will be adequate for its needs through the end of fiscal year 2002.

ITEM 3.   LEGAL PROCEEDINGS

     The Company is not aware of any pending legal proceedings against it that, individually or in the aggregate, would have a material adverse effect on its business, operating results, or financial condition.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ending June 30, 2001.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     The Common Stock has traded on the Nasdaq National Market under the symbol "INLQ" since April 27, 1993. The Company has 1,179 beneficial shareholders as of September 10, 2001, based on computations including participants in security positions listings, as defined by Rule 17Ad-8 of the Exchange Act. Presented below are quarterly closing stock price ranges as reported on Nasdaq National Market for the periods indicated.

                                                                High          Low
                                                                ----          ---
Fiscal year ended June 30, 2001
    Fourth quarter..........................................  $ 2.50       $ 1.44
    Third quarter...........................................    2.72         1.56
    Second quarter..........................................    3.75         2.03
    First quarter...........................................    4.25         2.06
Fiscal year ended June 30, 2000
    Fourth quarter..........................................  $ 5.13       $ 2.19
    Third quarter...........................................    5.38         3.88
    Second quarter..........................................    4.75         3.25
    First quarter...........................................    7.25         3.75

     The Company has never paid dividends on its common stock. The Company currently intends to retain future earnings for use in its business and therefore does not currently anticipate paying dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

                            SELECTED FINANCIAL DATA

                                                                     Years Ended June 30,
                                                   ---------------------------------------------------------
                                                     2001        2000        1999        1998        1997
                                                     ----        ----        ----        ----        ----
                                                             (In thousands except per share data)
Statements of Operations Data:
    Net revenues:
         Software license fees...................   $ 4,737     $ 6,934     $13,092     $ 9,647     $ 7,055
         Software support fees...................     9,673       9,768       8,637       6,976       6,073
         Other...................................     2,204       2,209       2,702       1,723       1,239
                                                   ---------------------------------------------------------
             Total net revenues..................    16,614      18,911      24,431      18,346      14,367
                                                   ---------------------------------------------------------
    Cost of revenues:
         Software license fees...................     3,016       2,245       2,506       1,778       1,500
         Software support fees...................     2,220       2,600       2,731       2,445       1,856
         Other...................................     1,262       1,420       1,468         859         683
                                                   ---------------------------------------------------------
             Total cost of revenues..............     6,498       6,265       6,705       5,082       4,039
                                                   ---------------------------------------------------------
             Gross profit........................    10,116      12,646      17,726      13,264      10,328
                                                   ---------------------------------------------------------
    Operating expenses:
         Product development.....................     4,555       4,018       3,225       1,609       2,147
         Sales and marketing.....................     4,137       4,870       5,983       5,674       4,011
         General and administrative..............     5,260       4,984       5,988       3,754       3,152
         Amortization of goodwill and other
           intangible assets.....................       644         859         858          --          --
         Goodwill & capitalization of software
           write-off.............................     2,353          --          --          --          --
         Purchase of in-process research &
           development...........................        --          --          --       1,350          --
         Restructuring costs.....................       504          --          --          --          --
                                                   ---------------------------------------------------------
             Total operating expenses............    17,453      14,731      16,054      12,387       9,310
                                                   ---------------------------------------------------------
             Operating income (loss).............    (7,337)     (2,085)      1,672         877       1,018
    Net interest and other income................       542         544         545         744         719
                                                   ---------------------------------------------------------
         Income (loss) before income tax expense
           (benefit).............................    (6,795)     (1,541)      2,217       1,621       1,737
                                                   ---------------------------------------------------------
    Income tax expense (benefit).................    (1,154)       (539)        820         616         627
                                                   ---------------------------------------------------------
         Net income (loss).......................   $(5,641)    $(1,002)    $ 1,397     $ 1,005     $ 1,110
                                                   =========================================================
Per Share Data:
    Net income (loss) -- basic...................   $ (1.17)    $  (.20)    $   .27     $   .19     $   .19
                                                   ---------------------------------------------------------
    Net income (loss) -- diluted.................   $ (1.17)    $  (.20)    $   .25     $   .19     $   .19
                                                   ---------------------------------------------------------
    Shares used to calculate net income (loss)
      per share -- basic.........................     4,824       4,912       5,174       5,213       5,707
    Shares used to calculate net income (loss)
      per share -- diluted.......................     4,824       4,912       5,485       5,376       5,842

Balance Sheet Data:
    Cash, cash equivalents and investments.......   $ 8,889     $10,111     $11,763     $13,908     $13,831
    Working capital..............................     4,729       6,877       8,227       8,525      11,623
    Total assets.................................    15,758      22,190      25,797      26,770      21,067
    Total shareholders' equity...................     9,111      14,752      17,517      17,155      16,050

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

     The Company's disclosure and analysis in this annual report contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. When used in this discussion, the words "looking forward," "expects," "believes," "intends," "anticipates," "plans," "projects," "estimates," "cautiously optimistic," "future" and similar expressions are intended to identify forward-looking statements. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterization of future events or circumstances are forward-looking statements, including statements about potential increases or decreases in future revenues and expenses and statements relating to the potential accounting charges and cost savings resulting from the restructuring and future financial results. All such forward-looking statements are based on the opinions or estimates of management at the time the statements are made and are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Factors that could affect the Company's actual financial results include, but are not limited to, the Company's ability to deliver its next-generation MortgageWare lending platform, enhance its loan servicing technology and sustain its current levels of customer support, failure to realize anticipated cost-savings from the restructuring on a sustained basis, or at all, and changes in interest rates and the mortgage industry in general, as well as the "Certain Additional Factors Affecting Future Results" section included elsewhere in this report. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except as required by law, the Company undertakes no obligation to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                                  INTRODUCTION

OVERVIEW

     INTERLINQ Software Corporation, established in 1982, provides software technology for organizations in the mortgage-lending marketplace. Customers include banks, savings institutions, mortgage banks, mortgage brokers and credit unions, including a number of the top 100 mortgage originators. Mortgage lenders began automating the process of originating, processing and closing mortgage loans in the mid-1980s, during which time the Company introduced its flagship product MortgageWare LMS. Since then, the Company has introduced a number of additional products to manage a loan through its entire life cycle, including MortgageWare Loan Servicing which is used to service mortgage loans after closing and funding. Generally, when interest rates are low and mortgage volumes are high, customers and prospective customers purchase more automation infrastructure. On the other hand, when interest rates are high and mortgage volumes are low, customers and prospective customers slow down or stop purchasing automation infrastructure. As a result, the Company's financial results have historically followed the cyclical nature of the mortgage-lending industry.

     During the fiscal year ended June 30, 2001, the Company had several significant events as follows:

     - The Company's revenues declined substantially from those earned in the prior fiscal year.

     - The Company engaged US Bancorp Piper Jaffray to assist in a search for a strategic partner or acquirer. This project was halted in April 2001.

     - The Company announced the resignation of Jiri Nechleba as its president and chief executive officer and the subsequent hiring of Michael Jackman to replace Mr. Nechleba.

     - The Company wrote-off $881,000 of the remaining goodwill associated with its acquisition of Logical Software Solutions in June of 1998.

     - The Company wrote-down $1.5 million of certain capitalized software development costs that were determined to have suffered an impairment of value.

     - The Company reduced its workforce by approximately 19% through attrition and lay-offs. This restructuring resulted in a restructuring charge of $504,000.

These events had certain impacts on the company's financial results for fiscal year 2001, which are discussed in more detail below.

     The Company's enterprise technology product (FlowMan) is a business solution designed to provide a process-centered enterprise application integration framework. The Company is striving to maximize the return of its investment in the FlowMan technology within its MortgageWare Enterprise product suite and the financial services industry. FlowMan has been integrated with MortgageWare TC and is currently being integrated with MortgageWare Loan Servicing. The Company is committed to using the FlowMan technology as the core framework of its next generation loan management system. The Company also plans to continue to license this technology to other software providers in vertical markets both inside and outside of the financial services industry.

     The Company believes that over the course of the last decade mortgage lenders have purchased technological infrastructure in order to improve their profit margins as well as to increase their production capacity in times of high mortgage origination volume. In fiscal years 1996 and 1997, the Company focused its product development effort to provide a more diverse and integrated enterprise solution for the mortgage-lending industry. The product suite developed by the Company was designed to provide customers with a platform that would help them reduce their unit costs and, accordingly, increase their profit margins. The Company believes that in the long term, mortgage lenders will need to continue to focus their purchasing decisions on solutions that reduce unit costs and, accordingly, increase profit margins.

     The Company is currently migrating the Company's MortgageWare lending system to a new architectural platform to upgrade the graphical user interface and the database structure. This project is expected to result in a new product that offers a commercially competitive loan production system on a technologically advanced platform. The Company expects that existing customers will benefit from the Company's efforts to ensure the new product's compatibility with other products in the MortgageWare Enterprise product suite and its similarity to previous versions of the loan management system. The intent is to leverage its customer's investments in user training, business process definition, hardware and operating system software. We expect that this will shorten the adoption curve and reduce the expense typically associated with major application conversion efforts.

     During the fiscal year ended June 30, 1999, the Company experienced record software license fees due to the success of INTERLINQ products in a record mortgage-lending marketplace. Near the end of the 1999 fiscal year, mortgage interest rates began to rise. As a result, the Company began to observe a softening in the sales environment driven by reduced mortgage origination volumes as well as by uncertainties related to Year 2000 issues. This environment continued through fiscal year 2000 and fiscal year 2001 as mortgage-lending volumes were down through December 2000. Mortgage lending volumes began increasing in January 2001, and compared to most historical volumes have remained high through the end of fiscal year 2001. This increase in lending volume has led to certain customers purchasing additional capacity, but the Company has not yet seen its customers adding large-scale capacity. The Company believes that this is due in part to its customers' caution about the lending environment and in part to uncertainty about the Company's development plans and schedules.

NET REVENUES

                                             2001        Change        2000        Change        1999
                                             ----        ------        ----        ------        ----
                                                                  (In thousands)
Software license fees....................  $   4,737        (32)%    $   6,934        (47)%    $  13,092
Software support fees....................      9,673         (1)%        9,768         13 %        8,637
Other....................................      2,204           --        2,209        (18)%        2,702
                                           ---------    ---------    ---------    ---------    ---------
      Total net revenues.................  $  16,614        (12)%    $  18,911        (23)%    $  24,431
                                           =========    =========    =========    =========    =========

     Software license fees decreased by 32% for fiscal year 2001 compared to fiscal year 2000, and decreased by 47% for fiscal year 2000 compared to fiscal year 1999. The Company attributes the decrease in software license fees for fiscal year 2001 to uncertainty surrounding the future of the Company and the market's perception of the Company's current product offering as well as a slow lending environment during the first half of the fiscal year. During fiscal year 2001, the Company announced that it had retained an investment banker to assist in a search for a strategic partner or acquirer. This project was halted in April 2001. In addition, the Company believes its sales suffered as a result of the perception that the Company's flagship products, MortgageWare Loan Management System and MortgageWare TC, although acknowledged to be comprehensive and reliable, employ an older underlying technology. The Company is currently re-writing this product and expects to deliver a new loan production system by the end of calendar year 2002. The decrease in software license fees for fiscal year 2000 was due primarily to a softened sales environment caused by increasing interest rates and concerns over the change to the year 2000.

     Software support fees decreased by 1% for fiscal year 2001 compared to fiscal year 2000, and increased by 13% for fiscal year 2000 compared to fiscal year 1999. Software support fees are calculated as a percentage of a customer's software value. The decrease for fiscal year 2001 was due to a decrease in the cumulative installed base of the Company's software, which was offset somewhat by higher support fees charged for certain products. The reduction in the installed base of the Company's software is primarily due to an increase in customer deactivations and a decrease in recent software license fees, as previously discussed. Software is deactivated by customers who (a) need to reduce the number of licensed users or licensed loan capacity due to a change in business conditions, (b) are acquired by other mortgage lenders using competitive lending technology, (c) decide to switch to a competitive mortgage lending product or (d) are going out of business. The increase for fiscal year 2000 was primarily a result of the record software license fee revenue earned by the Company in fiscal year 1999 combined with increases in support fees on certain of the Company's products.

     Other revenues remained relatively unchanged for fiscal year 2001 compared to fiscal year 2000, and decreased by 18% for fiscal year 2000 compared to fiscal year 1999. Custom programming revenues for fiscal year 2001 were greater than in fiscal year 2000 but were offset by lower training revenue and document referral fees (associated with lower software license fees for fiscal year
2001). The decrease in other revenues in fiscal year 2000 compared to fiscal year 1999 was due primarily to the related decrease in software license fee revenue discussed above. This included reductions in training revenue and consulting revenue offset slightly by an increase in document referral fees.

     Looking forward, the Company is cautiously optimistic that the relatively strong mortgage-lending volume will remain for the foreseeable future. In addition, the Company is committed to driving revenue growth through sales of its other loan production, loan servicing and enterprise application integration products. The Company expects these two factors to lead to a slight increase of software license fee revenue for fiscal year 2002. However, the Company believes that certain customers may have concerns about the Company's development schedule for its next-generation loan production system, which may cause a downward pressure on revenue generation through a reduction of recurring support fees, or cause customers to delay purchasing software until the new product is released. The Company believes higher support fees in fiscal year 2002 on the Company's loan servicing product will help to offset the decline in the installed base of the Company's software and as such, the Company believes that software support fees for fiscal year 2002 are likely to remain relatively consistent or decline slightly compared to those earned in fiscal year 2001. Other revenues are expected to remain consistent or increase slightly in fiscal year 2002.

COST OF REVENUES

                                             2001        Change        2000        Change        1999
                                             ----        ------        ----        ------        ----
                                                                  (In thousands)
Software license fees....................  $   3,016         34 %    $   2,245        (10)%    $   2,506
Percentage of software license fees......        64%           --          32%           --          19%

Software support fees....................      2,220        (15)%        2,600         (5)%        2,731
Percentage of software support fees......        23%           --          27%           --          32%

Other....................................      1,262        (11)%        1,420         (3)%        1,468
Percentage of other revenues.............        57%           --          64%           --          54%

TOTAL COST OF REVENUES...................  $   6,498          4 %    $   6,265         (7)%    $   6,705
PERCENTAGE OF TOTAL NET REVENUES.........        39%           --          33%           --          27%

     Cost of software license fees consists primarily of the amortization of capitalized software development costs and, to a lesser extent, commissions and royalties paid to third parties for certain interface products, the purchase and duplication of disks and product documentation. As a percentage of software license fees, cost of software license fees increased to 64% for fiscal year 2001 compared to 32% for fiscal year 2000 and increased to 32% for fiscal year 2000 compared to 19% for fiscal year 1999. The increase for fiscal year 2001 compared to fiscal year 2000 was primarily due to the substantial decrease in software license fee revenue described above combined with a substantial increase in the amortization of capitalized software development costs. The increases in amortization were due to the shortened estimated useful lives of certain products along with the fact that the Company began to amortize costs associated with certain purchased technology and new products released during fiscal year 2001. The increase for fiscal year 2000 compared to fiscal year 1999 was primarily due to the substantial decrease in software license fee revenue described above coupled with a slight decrease in the amortization of capitalized software development costs.

     The dollar amount of the cost of software license fees increased by 34% from $2.25 million in fiscal year 2000 to $3.02 million in fiscal year 2001. This increase was due primarily to higher amortization of capitalized software development costs for three products. The development costs for MortgageWare Entre have increased over the past two years and the resulting amortization of those costs has also increased. The amortization associated with the MortgageWare Loan Servicing product also increased due to higher development costs, but was offset by the write-off of a portion of previously capitalized software development costs in March 2001. Also, certain previously purchased technology was amortized beginning in July 2000 through March 2001 when the remainder of those capitalized costs were written-off. The dollar amount of the cost of software license fees decreased by 10% from $2.51 million in fiscal year 1999 to $2.25 million in fiscal year 2000. This dollar decrease was primarily the result of a portion of purchased code used in the Company's MortgageWare Entre product becoming fully amortized at the end of fiscal year 1999 resulting in reduced amortization expense in fiscal year 2000. Amortization of capitalized software development costs was $2.94 million, $2.06 million and $2.20 million for fiscal years 2001, 2000 and 1999, respectively. The Company expects the dollar amount of its amortization of capitalized software development costs to decrease for fiscal year 2002 compared to fiscal year 2001 due primarily to the $1.47 million write-off of capitalized software development costs in the final four months of fiscal year 2001.

     Cost of software support fees includes salaries and other costs related to providing telephone support and the purchase, duplication and shipping of disks associated with software updates. As a percentage of software support fees, the cost of software support fees decreased to 23% for fiscal year 2001 compared to 27% in fiscal year 2000, and decreased to 27% for fiscal year 2000 compared to 32% for fiscal year 1999. The decrease in both fiscal years was due primarily to the cost of software support fees decreasing (compounded in fiscal year 2000 with increasing support fee revenue). The dollar amount of the cost of software support fees decreased by $380,000, or 15%, in fiscal year 2001 as compared to fiscal year 2000. This decrease was primarily the result of reduced headcount in the company's customer support group combined with other savings in areas such as travel and telephone expenses. Software support fee revenue increased by 13% in fiscal year 2000, while the dollar amount of the cost of software support fees remained relatively flat, decreasing by 5% compared to fiscal year 1999. Looking forward, the Company expects the dollar cost of software support fees to remain relatively flat or decrease slightly in fiscal year 2002.

     Cost of other revenues consists primarily of the salaries and non-reimbursable expenses for the employees who provide training, custom programming, data conversions and consulting services. As a percentage of other revenues, cost of other revenues decreased to 57% for fiscal year 2001 compared to 64% for fiscal year 2000, and increased to 64% for fiscal year 2000 compared to 54% for fiscal year 1999. The decrease in fiscal year 2001 was due primarily to overall cost reductions in training and consulting services, while the other revenues remained unchanged. In fiscal year 2000, the increase was primarily due to the substantial decrease in other revenues earned. Looking forward, the Company expects the cost of other revenues to stabilize somewhat and increase only in the event that other revenues increase.

OPERATING EXPENSES

                                                 2001       Change      2000       Change      1999
                                                 ----       ------      ----       ------      ----
                                                                   (In thousands)
Product development..........................  $   4,555      13%     $   4,018      25%     $   3,225
Percentage of net revenues...................        27%       --           21%       --           13%

Sales and marketing..........................      4,137    (15)%         4,870    (19)%         5,983
Percentage of net revenues...................        25%       --           26%       --           24%

General and administrative...................      5,260       6%         4,984    (17)%         5,988
Percentage of net revenues...................        32%       --           26%       --           25%

Amortization of goodwill and other intangible
  assets.....................................        644    (25)%     $     859       --     $     858
Percentage of net revenues...................         4%       --            5%       --            4%

Goodwill & capitalized software write-off....      2,353       --            --       --            --
Percentage of net revenues...................        14%       --            --       --            --

Restructuring expenses.......................  $     504       --            --       --            --
Percentage of net revenues...................         3%       --            --       --            --

     Product development expenses include salaries for software developers and analysts, facility costs and expenses associated with computer equipment used in software development, net of costs capitalized. As a percentage of net revenues, product development expenses increased to 27% for fiscal year 2001 compared to 21% for fiscal year 2000, and increased to 21% for fiscal year 2000 compared to 13% for fiscal year 1999. The increase in product development expenses as a percentage of net revenues for fiscal year 2001 consisted of a dollar increase of $537,000 combined with the 12% decrease in net revenues discussed above. The dollar increase for fiscal year 2001 consisted of increasing payroll costs for a larger development team, combined with a decrease in the amount of capitalized software development costs compared with fiscal year 2000. Total product development spending was $6.30 million for fiscal year 2001 compared to $5.89 million in the prior year. The increase in product development expenses as a percentage of net revenues for fiscal year 2000 consisted of a dollar increase of $793,000, combined with the substantial decrease in net revenues discussed above. The dollar increase was due primarily to increasing payroll and related expenses associated with a tight labor market, combined with a decrease in the amount of product development expenses that were capitalized. The Company capitalized $1.96 million, $2.00 million and $2.12 million of product development expenditures for fiscal years 2001, 2000 and 1999, respectively. Looking forward, the Company believes that product development spending will increase slightly during fiscal year 2002. In addition, the Company expects the majority of its product development costs to be related to products that will not meet capitalization requirements for the foreseeable future. As such, the Company expects product development expenses, net of amounts capitalized, to rise during fiscal year 2002.

     Sales and marketing expenses include salaries, sales commissions, travel and facility costs for the Company's sales and marketing personnel. Sales and marketing expenses also include advertising, direct marketing and trade show expenses. As a percentage of net revenues, sales and marketing expenses decreased slightly to 25% in fiscal year 2001 compared to 26% for fiscal year 2000, and increased to 26% for fiscal year 2000 compared to 24% for fiscal year 1999. The decrease for fiscal year 2001 was due mainly to reduced payroll costs through attrition and the Company restructuring in April 2001. Also, sales travel and spending for advertising were reduced significantly due to a decision to use more cost-effective sales and marketing tactics. The percentage reduction in sales and marketing expenses generally followed the percentage reduction in total net revenues, therefore, the percentage of expenses to net revenues remained relatively unchanged from the prior year. The percentage increase for fiscal year 2000 resulted primarily from net revenues decreasing at a faster rate than sales and marketing expenses. Sales and marketing expenses decreased on a dollar basis by $1.11 million, due primarily to lower commissions associated with the lower sales volume. In addition, the sales and marketing group successfully controlled other headcount costs and certain other direct expenses during a time of reduced activity. The Company expects sales and marketing expenses to remain relatively flat on a dollar basis and improve slightly on a percentage of revenue basis for fiscal year 2002 compared to fiscal year 2001.

     General and administrative expenses include costs associated with finance, accounting, purchasing, order fulfillment, administration and facilities. As a percentage of net revenues, general and administrative expenses were higher in fiscal year 2001, increasing to 32% compared to 26% for fiscal year 2000. General and administrative expenses increased to 26% for fiscal year 2000 compared to 25% for fiscal year 1999. The increase for fiscal year 2001 was attributable to higher payroll costs, professional fees associated with strategic projects and executive recruiting fees. These expenses were combined with a significant decrease in net revenues, resulting in a higher percentage of net revenue than in fiscal year 2000. The percentage increase for fiscal year 2000 was due primarily to net revenues decreasing at a faster rate than general and administrative expenses. During fiscal year 1999, the Company incurred approximately $1.36 million of expenses associated with the proposed recapitalization of the Company that was terminated in June, 1999. This was the primary reason for the dollar increase in general and administrative expenses in fiscal year 1999 and the subsequent decrease in fiscal year 2000. The Company expects general and administrative expenses to decrease on a dollar basis and improve slightly on a percentage of net revenues basis for fiscal year 2002 compared to fiscal year 2001.

     Purchase of in-process research & development represented a one-time charge incurred by the Company upon the acquisition of Logical Software Solutions Corporation on June 30, 1998. Amortization of goodwill and other intangible assets resulting from this acquisition continued through March, 2001 when the remaining $881,000 was written-off as discussed below. Amortization for this acquisition did not change in fiscal year 2000 compared to fiscal year 1999.

     The Company incurred a $2.35 million non-cash charge for the write-off of goodwill and the write-down of some capitalized software development costs in March, 2001. This write-off consisted of the remaining goodwill and intangible assets associated with the Logical Software Solutions Corporation acquisition (as previously discussed) of $881,000, and the write-off of capitalized software development costs on certain of the Company's products of $1.47 million. During the third quarter ended March 31, 2001, the Company determined that purchased software intended to be an integral part of the development of its new products no longer had value for that purpose, and that there was not a viable future alternative use. Accordingly, the Company wrote-off the remaining $509,000 balance of this asset. In addition, the Company determined that the net realizable value of certain of its products was less than the capitalized software assets associated with these products. Hence, the Company reduced the capitalized software assets for these products and recorded non-cash charges totaling $963,000. The Company evaluates the net realizable value of its intangible assets and capitalized software development costs on a periodic basis and makes adjustments to these assets as necessary.

     During the fourth quarter of fiscal year 2001, the Company incurred restructuring expenses of $504,000 associated with staff reduction and the resignation of its president and CEO. This charge consisted primarily of severance, continued health care benefits and outplacement services for affected employees.

NET INTEREST AND OTHER INCOME

                                                          2001    Change    2000    Change    1999
                                                          ----    ------    ----    ------    ----
                                                                       (In thousands)
Net interest and other income...........................  $542      --      $544      --      $545
Percentage of net revenues..............................    3%      --        3%      --        2%

     Interest and other income consists primarily of interest earned on the Company's cash and investment balances. Interest and other income remained fairly consistent during the past three fiscal years.

     As of June 30, 2001, the Company had no interest-bearing debt outstanding, and anticipates no new debt financing in the foreseeable future. Accordingly, the Company expects net interest and other income for the foreseeable future to reflect net interest income.

INCOME TAX EXPENSE (BENEFIT)

                                                       2001      Change    2000     Change    1999
                                                       ----      ------    ----     ------    ----
                                                                     (In thousands)
Income tax expense (benefit)........................  $(1,154)    (114)%   $(539)    (166)%   $820
Effective income tax rate...........................      17%       --       35%       --      37%

     The provision for income taxes includes federal and state income taxes currently payable, and deferred taxes arising from temporary differences in determining income (loss) for financial statement and tax purposes. The effective tax rate was lower for fiscal year 2001 as a result of the valuation allowance on the deferred tax assets. The Company records a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Looking forward, the Company does not expect to record a tax benefit until it believes it can recover the related deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital, which consists principally of cash, cash equivalents and short-term investments, was $4.73 million as of June 30, 2001, compared to $6.88 million as of June 30, 2000. Cash provided by operating activities was $1.19 million in fiscal year 2001. Principal uses of cash included the purchase of $453,000 of furniture and equipment and $1.96 million of capitalized software costs. The Company's capital expenditures for fixed assets for fiscal years 2001 and 2000 were $453,000 and $803,000, respectively.

     Long-term cash requirements, other than normal operating expenses, are anticipated for development of new software products and enhancement of existing products, financing anticipated growth, the possible acquisition of other software products, technologies and businesses and the possible repurchase of the Company's common stock. The Company believes that its existing cash, cash equivalents, short-term investments and cash generated by operations will be sufficient to satisfy its currently anticipated cash requirements for fiscal year 2002.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," was issued. SFAS 133 established standards for the accounting and reporting of derivative instruments and hedging activities and requires that derivative financial instruments, including certain derivative instruments embedded in other contracts, be measured at fair value and recognized as assets or liabilities in the financial statements. The Company adopted SFAS 133 during the three months ended March 31, 2001. The adoption of SFAS 133 did not have a material effect on the consolidated financial position or results of operations of the Company.

     In July 2001, the Financial Accounting Standards Board issued two new statements: SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 will require business combinations entered into after June 30, 2001 to be accounted for using the purchase method of accounting. Specifically identifiable intangible assets acquired, other than goodwill, will be amortized over their estimated useful economic life. SFAS No. 142 will require that goodwill will not be amortized, but should be tested for impairment at least annually. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and applies to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. The Company does not expect the adoption of SFAS 141 and SFAS 142 to have a material effect on the consolidated financial position or results of operations of the Company.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

              INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                              Page
                                                                #
                                                              ----
Independent Auditors' Report................................     20
Balance Sheets as of June 30, 2001 and 2000.................     21
Statements of Operations for the years ended June 30, 2001,
  2000 and 1999.............................................     22
Statements of Shareholders' Equity for the years ended June
  30, 2001, 2000 and 1999...................................     23
Statements of Cash Flows for the years ended June 30, 2001,
  2000 and 1999.............................................     24
Notes to Financial Statements...............................  25-34
Schedule II -- Valuation and Qualifying Accounts............     37

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of INTERLINQ Software Corporation as of June 30, 2001 and 2000, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP
Seattle, Washington
August 3, 2001

                                 BALANCE SHEETS

                                     ASSETS

                                                                         As of June 30,
                                                              ------------------------------------
                                                                    2001                2000
                                                                    ----                ----
Current assets:
    Cash and cash equivalents...............................      $  6,662,984        $  7,753,916
    Investments available-for-sale, at fair value...........                --           1,602,932
    Investments held-to-maturity, at amortized cost.........         2,225,858             754,110
    Accounts receivable, less allowance for doubtful
      accounts of $346,000 in 2001 and $222,000 in 2000.....         1,379,174           1,982,668
    Current deferred tax asset..............................           119,967             422,707
    Inventory, prepaid expenses and other current assets....           875,940           1,292,753
                                                                ----------------------------------
           Total current assets.............................        11,263,923          13,809,086
                                                                ----------------------------------
Property and equipment, at cost.............................         4,365,825           7,379,228
    Less accumulated depreciation and amortization..........         3,124,896           5,686,542
                                                                ----------------------------------
           Net property and equipment.......................         1,240,929           1,692,686
                                                                ----------------------------------
Capitalized software costs, less accumulated amortization of
  $7,221,000 in 2001 and $6,697,000 in 2000.................         2,639,311           5,094,766
Goodwill and other intangible assets, less accumulated
  amortization of $0 in 2001 and $1,718,000 in 2000.........                --           1,525,057
Noncurrent deferred tax asset...............................           545,480                  --
Other assets................................................            68,284              68,284
                                                                ----------------------------------
                                                                  $ 15,757,927        $ 22,189,879
                                                              ====================================

                               LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable........................................      $    332,686        $    559,339
    Accrued compensation and benefits.......................         1,163,043             897,367
    Other accrued liabilities...............................            83,002             124,038
    Customer deposits.......................................           514,493             820,112
    Deferred software support fees..........................         4,441,403           4,531,712
                                                                ----------------------------------
           Total current liabilities........................         6,534,627           6,932,568
                                                                ----------------------------------
Noncurrent liabilities, excluding current installments......           112,701              86,760
Noncurrent deferred tax liability...........................                --             418,662
Shareholders' equity:
    Preferred stock, $.01 par value. Authorized 5,000,000
      shares; no shares issued and outstanding..............                --                  --
    Common stock, $.01 par value. Authorized 30,000,000
      shares; issued and outstanding 4,824,077 shares in
      2001 and 2000.........................................            48,241              48,241
    Additional paid-in capital..............................         7,649,952           7,649,952
    Retained earnings.......................................         1,412,406           7,053,696
                                                                ----------------------------------
         Total shareholders' equity.........................         9,110,599          14,751,889
                                                                ----------------------------------

Commitments and contingencies...............................                --                  --
                                                                  $ 15,757,927        $ 22,189,879
                                                              ====================================

See accompanying notes to financial statements.

                            STATEMENTS OF OPERATIONS

                                                                     Years Ended June 30,
                                                   --------------------------------------------------------
                                                         2001                2000                1999
                                                         ----                ----                ----
Net revenues:
    Software license fees........................  $      4,737,128    $      6,933,734    $     13,091,646
    Software support fees........................         9,672,510           9,767,879           8,637,227
    Other........................................         2,204,156           2,208,881           2,702,338
                                                   --------------------------------------------------------
           Total net revenues....................        16,613,794          18,910,494          24,431,211
                                                   --------------------------------------------------------
Cost of revenues:
    Software license fees........................         3,016,598           2,245,066           2,506,509
    Software support fees........................         2,219,618           2,599,919           2,730,637
    Other........................................         1,261,765           1,419,739           1,468,295
                                                   --------------------------------------------------------
           Total cost of revenues................         6,497,981           6,264,724           6,705,441
                                                   --------------------------------------------------------
           Gross profit..........................        10,115,813          12,645,770          17,725,770
                                                   --------------------------------------------------------
Operating expenses:
    Product development..........................         4,555,105           4,017,697           3,225,035
    Sales and marketing..........................         4,137,057           4,870,209           5,982,424
    General and administrative...................         5,259,548           4,984,115           5,988,056
    Amortization of goodwill and other intangible
      assets.....................................           644,490             859,320             858,348
    Goodwill & capitalized software write-off....         2,353,264                  --                  --
    Restructuring costs..........................           503,974                  --                  --
                                                   --------------------------------------------------------
           Total operating expenses..............        17,453,438          14,731,341          16,053,863
                                                   --------------------------------------------------------
           Operating income (loss)...............        (7,337,625)         (2,085,571)          1,671,907
Net interest and other income....................           542,241             544,208             545,522
                                                   --------------------------------------------------------
    Income (loss) before income tax expense
      (benefit)..................................        (6,795,384)         (1,541,363)          2,217,429
Income tax expense (benefit).....................        (1,154,094)           (539,158)            820,111
                                                   --------------------------------------------------------
    Net income (loss)............................  $     (5,641,290)   $     (1,002,205)   $      1,397,318
                                                   ========================================================

Net income (loss) per share -- basic.............  $          (1.17)   $           (.20)   $            .27
Net income (loss) per share -- diluted...........  $          (1.17)   $           (.20)   $            .25

Shares used to calculate net income (loss) per
  share -- basic.................................         4,824,077           4,912,038           5,174,341
Shares used to calculate net income (loss) per
  share -- diluted...............................         4,824,077           4,912,038           5,484,565

See accompanying notes to financial statements.

                       STATEMENTS OF SHAREHOLDERS' EQUITY

                                                        Years Ended June 30, 2001, 2000 and 1999
                                        -------------------------------------------------------------------------
                                                              Additional                              Total
                                                               Paid-in            Retained        Shareholders'
                                          Common Stock         Capital            Earnings            Equity
                                          ------------        ----------          --------        -------------
Balances at June 30, 1998.............  $         53,506   $     10,442,835   $      6,658,583   $     17,154,924
Issuance of 80,089 shares of common
  stock...............................               800            113,585                 --            114,385
Tax benefit realized upon exercise of
  stock options.......................                --            103,212                 --            103,212
Repurchase of 250,000 shares of common
  stock...............................            (2,500)        (1,250,250)                --         (1,252,750)
Net income for the year ended June 30,
  1999................................                --                 --          1,397,318          1,397,318
                                        -------------------------------------------------------------------------
Balances at June 30, 1999.............            51,806          9,409,382          8,055,901         17,517,089
Issuance of 117,529 shares of common
  stock...............................             1,175            307,161                 --            308,336
Tax benefit realized upon exercise of
  stock options.......................                --            102,894                 --            102,894
Repurchase of 474,100 shares of common
  stock...............................            (4,740)        (2,169,485)                --         (2,174,225)
Net loss for the year ended June 30,
  2000................................                --                 --         (1,002,205)        (1,002,205)
                                        -------------------------------------------------------------------------
Balances at June 30, 2000.............            48,241          7,649,952          7,053,696         14,751,889
Net loss for the year ended June 30,
  2001................................                --                 --         (5,641,290)        (5,641,290)
                                        -------------------------------------------------------------------------
Balances at June 30, 2001.............  $         48,241   $      7,649,952   $      1,412,406   $      9,110,599
                                        =========================================================================

See accompanying notes to financial statements.

                            STATEMENTS OF CASH FLOWS

                                                                  Years Ended June 30,
                                                        -----------------------------------------
                                                           2001           2000           1999
                                                           ----           ----           ----
Cash flows from operating activities:
Net income (loss).....................................  $(5,641,290)   $(1,002,205)   $ 1,397,318
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
    Depreciation and amortization of property and
      equipment.......................................      904,997        814,228        939,051
    Amortization of capitalized software costs........    2,941,122      2,059,717      2,198,092
    Amortization of goodwill & other intangible
      assets..........................................      644,490        859,320        858,348
    Goodwill & capitalized software write-off.........    2,353,263             --             --
    Deferred income tax expense (benefit).............     (661,402)       369,998       (108,000)
    Tax benefit realized upon exercise of stock
      options.........................................           --        102,894        103,212
    Change in operating assets and liabilities (net of
      acquisition):
         Accounts receivable..........................      603,494      1,780,778       (363,252)
         Inventory, prepaid expenses, and other
           current assets.............................      416,813       (696,474)       (93,735)
         Other assets.................................           --        (15,684)        21,188
         Accounts payable.............................     (226,653)       118,377       (136,796)
         Accrued compensation and benefits and other
           accrued liabilities........................      250,581     (1,205,967)      (202,440)
         Customer deposits............................     (305,619)      (145,092)       591,053
         Deferred software support fees...............      (90,309)       (27,885)     1,080,801
                                                        -----------------------------------------
           Net cash provided by operating
             activities...............................    1,189,487      3,012,005      6,284,840
                                                        -----------------------------------------
Cash flows from investing activities:
Purchases of property and equipment...................     (453,240)      (802,772)    (1,643,461)
Capitalized software costs............................   (1,958,363)    (1,995,234)    (2,123,035)
Purchase of source code and third-party technology....           --             --       (812,500)
Purchases of investments..............................   (7,053,106)    (2,737,851)    (3,295,774)
Proceeds from sales and maturities of investments.....    7,184,290      6,255,027      4,095,479
Cash paid for acquisition.............................           --             --     (2,712,380)
                                                        -----------------------------------------
      Net cash provided by (used in) investing
         activities...................................   (2,280,419)       719,170     (6,491,671)
                                                        -----------------------------------------
Cash flows from financing activities:
Proceeds from issuance of common stock................           --        308,336        114,385
Repurchase of common stock............................           --     (2,174,225)    (1,252,750)
                                                        -----------------------------------------
      Net cash used in financing activities...........           --     (1,865,889)    (1,138,365)
                                                        -----------------------------------------
      Net increase (decrease) in cash & cash
         equivalents..................................   (1,090,932)     1,865,286     (1,345,196)
                                                        -----------------------------------------
Cash and cash equivalents at beginning of year........    7,753,916      5,888,630      7,233,826
                                                        -----------------------------------------
Cash and cash equivalents at end of year..............  $ 6,662,984    $ 7,753,916    $ 5,888,630
                                                        =========================================
Supplemental disclosure of cash flow information:
Net cash paid (received) during the year for income
  taxes...............................................  $  (848,424)   $    59,134    $ 1,298,750

See accompanying notes to financial statements.

                         NOTES TO FINANCIAL STATEMENTS
                          JUNE 30, 2001, 2000 AND 1999

(1)  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   (a) Description of Business

     INTERLINQ Software Corporation ("Company") provides technology that helps organizations effectively manage complex, information-intensive business transactions. The Company provides business solutions to banks, savings institutions, mortgage banks, mortgage brokers, credit unions and other financial services providers. The Company's product line encompasses all major components of the mortgage loan production process, secondary marketing activities, mortgage loan servicing, and construction loan servicing. The Company also provides application integration/workflow solutions that integrate disparate systems and applications to route information and processes seamlessly across an entire enterprise. These solutions coordinate activities across legacy systems, enterprise applications, databases and Internet technologies.

     The Company sells its products primarily through a direct sales force.

   (b) Cash Equivalents

     All highly liquid investments purchased with a maturity of three months or less are considered to be cash equivalents. At June 30, 2001 and 2000, cash equivalents consisted primarily of commercial paper and were $5,000,000 and $5,900,000, respectively.

   (c) Investments

     Investments at June 30, 2001 and 2000 consist of investment-grade, interest-bearing corporate debt securities and money market auction preferred securities.

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

     At June 30, 2001 and 2000, the fair value of all securities approximated amortized cost and there were no material unrealized holding gains or losses.

     Investments held-to-maturity consist of high quality corporate debt securities and have contractual maturities of less than one year. Investments available-for-sale at June 30, 2000 consist of money market auction preferred securities. These money market auction preferred securities are perpetual preferred stocks with floating rate dividends that are reset every 49 days. These investments are designed to minimize principal risk and trade at par without principal volatility.

   (d) Inventory

     Inventory is stated at the lower of cost (first-in, first-out) or market (replacement cost).

   (e) Property and Equipment

     Property and equipment are stated at cost. Depreciation and amortization of property and equipment is on the straight-line method over the two to seven year estimated useful lives of the assets or respective lease terms if shorter.

                          JUNE 30, 2001, 2000 AND 1999

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

     During the third quarter ended March 31, 2001, the Company determined that purchased software intended to be an integral part of the development of its new products no longer had value for that purpose, and that there was not a viable future alternative use. Accordingly, the Company wrote-off the remaining balance of this asset ($509,000). In addition, the Company determined that the net realizable value of certain of its products was less than the capitalized software assets associated with these products. The Company wrote-down the assets during the third quarter and recorded a non-cash charge of $963,000

   (g) Goodwill and Other Intangible Assets

     Goodwill represents the excess of the cost of Logical Software Solutions Corporation ("LSS") -- acquired on June 30, 1998 -- over the fair value of tangible and identifiable intangible assets at the date of acquisition. Other intangible assets include the value of workforce-in-place, customer list, tradename, and non-compete and employment agreements acquired in connection with the acquisition of LSS. Goodwill and other intangible assets are amortized over their estimated useful lives ranging from three to four years. The recoverability of goodwill and other intangible assets is determined by assessing whether the amortization of the assets balances over their remaining life can be recovered through undiscounted future net operating cash flows of the Company. If it is determined that the goodwill and other intangible asset balances cannot be recovered through undiscounted future net operating cash flows, the amount of impairment is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average borrowing rate.

     During fiscal year 2001, the Company evaluated the net realizable value of the goodwill and other intangible assets and determined that the carrying value of the assets could not be recovered. The Company wrote-off the unamortized balance and recorded a non-cash charge of $881,000.

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

                          JUNE 30, 2001, 2000 AND 1999

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

   (j) Stock-Based Compensation

     The Company accounts for its employee stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock issued to Employees" ("APB 25"), and related interpretations. As such, compensation expense related to employee stock options granted under fixed plans is recorded only if, on the date of grant, the fair value of the underlying stock exceeds the exercise price. The Company provides pro forma net income disclosures for employee stock options grants as if the fair-value based method of accounting provided by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") had been applied to these transactions.

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

                          JUNE 30, 2001, 2000 AND 1999

     The following table reconciles the shares used in calculating basic earnings (loss) per share to the shares used in calculating diluted earnings
(loss) per share:

                                              2001                2000                1999
                                              ----                ----                ----
Shares used to calculate basic
  earnings (loss) per share...........     4,824,077           4,912,038           5,174,341
Dilutive effect of outstanding stock
  options.............................            --                  --             310,224
                                           ---------           ---------           ---------
Shares used to calculate diluted
  earnings (loss) per share...........     4,824,077           4,912,038           5,484,565
                                           =========           =========           =========

     Options to purchase shares of common stock were not included in the diluted earnings (loss) per share computation for fiscal years 2001 and 2000 as the inclusion of these options would be anti-dilutive. Options to purchase common stock where the exercise price exceeded the average market price were excluded from the computations in 2001, 2000, and 1999 as the inclusion of these options would be anti-dilutive. The shares of stock excluded from the computations are as follows:

                                              2001                2000                1999
                                              ----                ----                ----
Shares excluded.......................     1,250,000           1,098,000             23,000
Exercise price........................   $0.15 - $8.38       $0.10 - $8.38       $6.94 - $8.38

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

   (p) Comprehensive Income

     Comprehensive income measures all changes in equity of an enterprise that do not result from transactions with owners. The Company has no other components of comprehensive income for the fiscal years ended June 30, 2001, 2000 and 1999.

   (q) New Accounting Pronouncements

     In June 1998, Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," was issued. SFAS 133 established standards for the accounting and reporting of derivative instruments and hedging activities and requires that derivative financial instruments, including certain derivative instruments embedded in other contracts, be measured at fair value and recognized as

                          JUNE 30, 2001, 2000 AND 1999

assets or liabilities in the financial statements. The Company adopted SFAS 133 during the three months ended March 31, 2001. The adoption of SFAS 133 did not have a material effect on the consolidated financial position or results of operations of the Company.

     In July 2001, the Financial Accounting Standards Board issued two new statements: SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 will require business combinations entered into after June 30, 2001 to be accounted for using the purchase method of accounting. Specifically identifiable intangible assets acquired, other than goodwill, will be amortized over their estimated useful economic life. SFAS No. 142 will require that goodwill will not be amortized, but should be tested for impairment at least annually. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and applies to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. The Company does not expect the adoption of SFAS 141 and SFAS 142 to have a material effect on the consolidated financial position or results of operations of the Company.

(2)  PROPERTY AND EQUIPMENT

     Major classes of property and equipment as of June 30 are as follows:

                                                          2001                2000
                                                          ----                ----
Leasehold improvements............................  $        600,593    $        600,086
Furniture and fixtures............................           133,708           1,135,256
Computer equipment................................         3,341,013           4,984,468
Office equipment..................................           290,511             659,418
                                                    ----------------    ----------------
                                                    $      4,365,825    $      7,379,228
                                                    ================    ================

(3)  COMMITMENTS

   (a) Leases

     The Company leases its current premises under a noncancelable operating lease, which commenced in November 1998 and expires in October 2005. The Company charges the total of the scheduled lease payments to rent expense using the straight-line method over the life of the lease. Included in other noncurrent liabilities at June 30, 2001 and 2000, is $108,175 and $83,407, respectively, in deferred rent related to the Company's current premises.

     Future minimum lease payments under the noncancelable operating lease are as follows:

                                                               Minimum lease
                                                                  payments
                                                               -------------
Year ending June 30:
2002........................................................           746,703
2003........................................................           743,183
2004........................................................           749,026
2005........................................................           765,793
Thereafter..................................................           257,227
                                                              ----------------
                                                              $      3,261,932
                                                              ================

     Total rent expense amounted to $964,081, $987,572, and $767,328, for the years ended June 30, 2001, 2000, and 1999, respectively.

                          JUNE 30, 2001, 2000 AND 1999

   (b)  401(k) Plan

     The Company sponsors a 401(k) plan that covers substantially all employees. At its own discretion, the Company may make contributions to the plan based on a percentage of participants' contributions. The Company made contributions of $218,070, $236,643, and $192,821 for the years ended June 30, 2001, 2000 and
1999, respectively. The Company has no other postemployment or postretirement benefit plans.

(4)  INCOME TAXES

     Components of income taxes are summarized as follows:

                                              2001                2000                1999
                                              ----                ----                ----
Current:
    Federal...........................  $       (468,057)   $       (929,019)   $        744,611
    State.............................           (24,635)            (83,031)             80,288
                                        ----------------    ----------------    ----------------
           Total current..............          (492,692)         (1,012,050)            824,899
                                        ----------------    ----------------    ----------------
Deferred:
    Federal...........................          (620,250)            357,110             (94,188)
    State.............................           (41,152)             12,888             (13,812)
                                        ----------------    ----------------    ----------------
           Total deferred.............          (661,402)            369,998            (108,000)
                                        ----------------    ----------------    ----------------
Charge in lieu of taxes from employee
  stock options.......................                --             102,894             103,212
                                        ----------------    ----------------    ----------------
                                        $     (1,154,094)   $       (539,158)   $        820,111
                                        ================    ================    ================

     Income tax expense (benefit) differs from "expected" income tax expense (benefit) (computed by applying the U.S. federal income tax rate of 34%) as follows:

                                              2001                2000                1999
                                              ----                ----                ----
Computed "expected" tax expense
  (benefit)...........................  $     (2,310,431)   $       (524,063)   $        753,926
Valuation allowance...................         1,234,946                  --                  --
State income taxes, net effect of
  federal income taxes, and other
  items...............................           (79,609)            (15,095)             66,185
                                        ----------------    ----------------    ----------------
                                        $     (1,154,094)   $       (539,158)   $        820,111
                                        ================    ================    ================

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are as follows:

                                                         2001                2000                1999
                                                         ----                ----                ----
Deferred tax assets:
    Net operating loss carryforward..............  $        799,897    $             --    $             --
    Allowance for doubtful accounts receivable...           142,201              83,885             119,140
    Deferred software support fees...............           135,543             106,568              87,702
    Accrued liabilities..........................           247,433             232,254             130,887
    Property and equipment.......................           306,865             295,514             739,408
    Goodwill.....................................           805,062             477,768             238,704
    Purchased in-process research &
      development................................           367,096             432,777             466,068
                                                   ----------------    ----------------    ----------------
    Total deferred tax assets....................         2,804,097           1,628,766           1,781,909
                                                   ----------------    ----------------    ----------------
Valuation allowance..............................        (1,234,946)                 --                  --
                                                   ----------------    ----------------    ----------------
    Total........................................         1,569,151           1,628,766           1,781,909
Deferred tax liabilities -- capitalized
  software.......................................          (903,704)         (1,624,766)         (1,407,909)
                                                   ----------------    ----------------    ----------------
           Net deferred tax asset................  $        665,447    $          4,000    $        374,000
                                                   ================    ================    ================

                          JUNE 30, 2001, 2000 AND 1999

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. During fiscal year 2001, the Company's losses exceeded the amount recoverable for tax carryback. Since the Company has been recording losses for two consecutive years, the Company also recorded a valuation allowance of $1,234,946 on its net deferred tax assets.

     At June 30, 2001 and 2000, the Company had income tax receivables of $491,652 and $867,723, respectively, which are included in other current assets. Additionally, on June 30, 2001 the Company had a net operating loss carryforward for federal income tax purposes of approximately $2,352,000, which expires in 2021.

(5)  SHAREHOLDERS' EQUITY

   (a)  Preferred Stock

     Preferred stock authorized consists of 5,000,000 shares, none of which is issued or outstanding.

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

                                                            2001              2000              1999
                                                            ----              ----              ----
Net income (loss):
    As reported......................................  $   (5,641,290)   $   (1,002,205)   $    1,397,318
    Pro forma........................................      (6,236,061)       (1,406,794)          802,196
Per share amounts:
    As reported -- basic.............................  $        (1.17)   $         (.20)   $          .27
    As reported -- diluted...........................           (1.17)             (.20)              .25
    Pro forma -- basic...............................           (1.29)             (.29)              .16
    Pro forma -- diluted.............................           (1.29)             (.29)              .15

     The per share weighted-average fair value of stock options granted during the years ended June 30, 2001, 2000, and 1999 was $1.44, $3.53, and $3.58,
respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:

                                                               2001       2000       1999
                                                               ----       ----       ----
Expected dividend yield.....................................     0.0%       0.0%       0.0%
Risk-free interest rate.....................................    5.07%      6.74%      4.54%
Expected volatility.........................................      62%        65%        65%
Expected life...............................................  5 years    5 years    5 years

     The 1985 and 1993 Plans provide for both incentive and non-qualified stock options to be granted to attract and retain the services of employees. The incentive stock options vest over a four-year period and may be exercised during continued employment or within one month of terminating employment for the 1985 Plan and within three months for the 1993 Plan. All options expire ten years from the date of grant. The 1985 Plan has been suspended in regard to future grants, and stock options are currently granted pursuant to the 1993 Plan. The Company has authorized 1,400,000 shares of common stock to be reserved for grants pursuant to the 1993 Plan.

     The Directors Plan provides for stock options that may be granted to attract and retain services of the members of the Board of Directors who are not otherwise employees of the Company. The stock options vest six

                          JUNE 30, 2001, 2000 AND 1999

months from the date of grant and may be exercised during the director's term or within three months of the date the option holder ceases to be a director. All options expire five years from the date of grant. The Company has authorized 215,000 shares of common stock to be reserved for grants pursuant to the Directors Plan.

     A summary of stock option activity under the stock option plans follows:

                                                                      Outstanding options
                                                     ------------------------------------------------------
                                                                 Number of shares                 Weighted
                                        Options      -----------------------------------------     Average
                                       Available        1985           1993         Directors     Exercise
                                       For Grant        Plan           Plan           Plan          Price
                                       ---------        ----           ----         ---------     --------
Balances at June 30, 1998...........      181,852        108,918        833,623         85,500    $    3.87
Increase in shares reserved under
  1993 Plan.........................      250,000             --             --             --           --
Options granted.....................     (139,800)            --        117,300         22,500         6.12
Options exercised...................           --        (63,744)       (13,345)        (3,000)        1.43
Options canceled....................       51,944         (2,400)       (46,544)        (3,000)        5.05
                                      -----------    -----------    -----------    -----------
Balances at June 30, 1999...........      343,996         42,774        891,034        102,000         4.29
Increase in shares reserved under
  1993 Plan.........................      250,000             --             --             --           --
Options granted.....................     (338,700)            --        306,200         32,500         5.81
Options exercised...................           --        (38,750)       (78,779)            --         2.62
Options canceled....................      159,117             --       (150,117)        (9,000)        5.65
                                      -----------    -----------    -----------    -----------
Balances at June 30, 2000...........      414,413          4,024        968,338        125,500         4.75
Options granted.....................     (393,500)                      363,500         30,000         1.97
Options exercised...................           --             --             --             --           --
Options canceled....................      239,862         (1,200)      (200,862)       (39,000)        4.39
                                      -----------    -----------    -----------    -----------
Balances at June 30, 2001...........      260,775          2,824      1,130,976        116,500         3.94

     Additional information regarding options outstanding as of June 30, 2001 is as follows:

                            Options outstanding               Options exercisable
                  ---------------------------------------   ------------------------
                                  Weighted-
                                   Average      Weighted-                  Weighted-
                                  Remaining      Average                    Average
   Range of          Number      Contractual    Exercise       Number      Exercise
Exercise Prices   Outstanding    Life (years)     Price     Exercisable      Price
---------------   -----------    ------------   ---------   -----------    ---------
 $ .150-1.750          276,624       9.86         $1.74            1,624     $ .15
  2.250-3.563          418,875       5.41          3.24          332,441      3.44
  3.969-5.844          285,315       5.38          4.81          239,726      4.87
  6.125-8.375          269,486       7.16          6.37          155,643      6.38
                  ------------                              ------------
   .150-8.375        1,250,300       6.76          3.94          729,434      4.53
                  ------------                              ------------

(6)   NET INTEREST AND OTHER INCOME

     Net interest and other income consist of:

                                                    2001            2000            1999
                                                    ----            ----            ----
Interest income...............................  $    542,241    $    544,208    $    535,025
Interest expense..............................            --              --          (2,384)
Other, net....................................            --              --          12,881
                                                ------------    ------------    ------------
                                                $    542,241    $    544,208    $    545,522
                                                ============    ============    ============

                          JUNE 30, 2001, 2000 AND 1999

(7)   FINANCIAL INSTRUMENTS

     The Company's financial instruments consist primarily of investments, accounts receivable, accounts payable and accrued liabilities. The financial instruments have a short term until maturity or settlement in cash and, therefore, the carrying value approximates fair value. Credit is extended to customers with the Company generally requiring a down payment of 50% of the total purchase price for new customers. No additional collateral is required. The Company performs credit evaluations of its customers on an as needed basis and maintains an allowance for possible credit losses.

(8)   SEGMENT INFORMATION

     The operating segments reported below are the segments of the Company for which separate financial information has been requested and for which operating profit and loss amounts have been evaluated and used by the chief operating decision maker for making operating decisions, assessing performance and deciding on how to effectively allocate resources. The Company has had two principal businesses and, therefore, two reportable business segments: Mortgage Technology Division ("MTD") and Enterprise Technology Division ("ETD").

     The Company's Mortgage Technology Division provides business solutions to banks, savings institutions, mortgage banks, mortgage brokers, and credit unions. This division's product line encompasses all major components of the mortgage loan production process, secondary marketing activities, mortgage loan servicing, and construction loan management.

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

     The operating segment information for fiscal years ended June 30, 2001 and 2000 have been reported in accordance with the provisions of Statement of Financial Accounting Standard No. 131 "Disclosures about Segments of an Enterprise and Related Information".

     The Company evaluates performance and allocates resources based on profit or loss from operations before income taxes, as well as other non-financial criteria. The accounting policies of the reportable segments are substantially the same as those described in the summary of significant accounting policies.

     Information by operating segment is set forth below (in thousands):

                                                                 MTD          ETD         Total
                                                                 ---          ---         -----
2001:
Net revenue.................................................  $  16,526    $      88    $  16,614
Depreciation and amortization...............................      3,558          933        4,491
Operating income (loss) before income tax expense
  (benefit).................................................     (3,972)      (2,823)      (6,795)
Capital expenditures........................................        429           24          453
Identifiable assets.........................................     14,580        1,178       15,758

2000:
Net revenue.................................................     18,883           27       18,910
Depreciation and amortization...............................      2,596        1,137        3,733
Operating income (loss) before income taxes.................      1,097       (2,638)      (1,541)
Capital expenditures........................................        766           37          803
Identifiable assets.........................................     19,183        3,007       22,190

                          JUNE 30, 2001, 2000 AND 1999

(9) TECHNOLOGY LICENSE

     On May 12, 1999, the Company entered into a license agreement with CBF Systems, Inc. ("CBF"), to license printing technology for integration with certain of the Company's products. The Company paid an initial license fee of $812,500 in June 1999, and was obligated to pay a periodic royalty to CBF of up to 2% of software license fee revenue for products sold with the integrated technology. The integration of this technology was never completed and the Company wrote-off the remaining balance of this asset in March 2001, which is included as part of the goodwill and capitalized software write-off.

(10) QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following table summarizes the unaudited statements of operations for each quarter of fiscal year 2001 and 2000 (in thousands, except per share amounts):

                                                         First       Second        Third       Fourth
                                                         -----       ------        -----       ------
2001
Net revenues.........................................  $   3,847    $   4,118    $   4,274    $   4,375
Gross profit.........................................      2,120        2,362        2,620        3,014
Operating loss.......................................     (1,654)      (1,292)      (3,361)      (1,031)
Net loss.............................................       (939)        (720)      (3,048)        (934)
Net loss per share -- basic..........................  $    (.19)   $    (.15)   $    (.63)   $    (.19)
Net loss per share -- diluted........................  $    (.19)   $    (.15)   $    (.63)   $    (.19)

2000
Net revenues.........................................  $   4,867    $   4,713    $   4,606    $   4,724
Gross profit.........................................      3,268        3,130        3,136        3,112
Operating loss.......................................       (399)        (525)        (585)        (577)
Net loss.............................................       (163)        (254)        (286)        (299)
Net loss per share -- basic..........................  $    (.03)   $    (.05)   $    (.06)   $    (.06)
Net loss per share -- diluted........................  $    (.03)   $    (.05)   $    (.06)   $    (.06)

(11) LEGAL PROCEEDINGS

     In the ordinary course of business, the Company is subject to legal proceedings and claims including, contract-related claims and claims of alleged infringement of third-party patents, trademarks and other intellectual property rights. These claims, even if not meritorious, could force the Company to spend significant financial and managerial resources. The Company is currently not aware of any claims that it believes will have, individually or in aggregate, a material adverse effect on its business, prospects, financial condition or results of operations.

(12) COMPANY RESTRUCTURING

     In April 2001, the Company restructured its operations and reduced its workforce in all departments by 19% representing 35 positions. At the same time, the Company's president and CEO resigned his position with the Company. The Company incurred a charge of $504,000 as a result of the restructuring, representing primarily severance, medical and outplacement benefits for the affected employees. The accrued balance payable at June 30, 2001, was $159,000, which is expected to be paid in fiscal year 2002.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is incorporated by reference to the information under the captions "Election of Directors," "Continuing Class I Directors, Terms Expiring in 2002," "Nominees for Election as Class II Directors, Terms Expiring in 2003," "Directors' Fees," and "Filing of Forms Pursuant to Section 16 of the Securities Exchange Act of 1934" in the Company's Proxy Statement relating to its 2001 Annual Meeting of Shareholders (the "Proxy Statement"). Certain information regarding the executive officers of the Company is set forth in Part I.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference to the information under the captions "Directors' Fees," "Compensation of Executive Officers," and "Employment Contracts, Termination of Employment and Change of Control Arrangements" in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference to the information under the caption "Voting Securities and Principal Holders Thereof" in the Proxy Statement.

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

     Schedule II -- Valuation and Qualifying Accounts for the years ended June 30, 2001, 2000 and 1999

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

     Exhibit
      Number                            Description
     -------    ------------------------------------------------------------
     3.1(1)     Restated Articles of Incorporation of INTERLINQ Software
                Corporation
     3.2(1)     Restated Bylaws of INTERLINQ Software Corporation
    10.1(1)(2)  1985 Restated Stock Option Plan
    10.2(1)(2)  1993 Stock Option Plan
    10.3(1)(2)  Stock Option Plan for Non-Employee Directors, as amended
    10.4(1)     Amended and Restated Registration Rights Agreement between
                INTERLINQ Software Corporation and the partners listed on
                Schedule A thereto dated as of March 12, 1993
    10.5(1)     Form of Indemnification Agreement for Directors and Officers
    10.7(2)(3)  Letter dated August 25, 1995 regarding Jiri Nechleba
                Compensatory Arrangement
    10.8(3)     Appointment of Licensing Agent and Compliance Delegate
                Agreement between VMP's Electronic Laser Forms, Inc., a
                division of CBF Systems, Inc. and INTERLINQ Software
                Corporation dated October 2, 1995
    10.10(4)    Office Lease between Pine Forest Co. and INTERLINQ Software
                Corporation dated as of April 23, 1998
    10.11(5)    Licensing agreement for RAKIS Software between CBF Systems,
                Inc. and INTERLINQ Software Corporation dated May 12, 1999
    10.12(6)    Jiri Nechleba Termination Agreement
    10.13       Michael H. Jackman Employment Agreement
    23.1        Consent of independent auditor

-------------------------
(1) Incorporated by reference to the Company's Registration Statement on Form S-1, as amended (Registration No. 33-59502) filed with the Securities and Exchange Commission on March 15, 1993, as same exhibit number.

(2) Management contract or compensatory plan or arrangement.

(3) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996, as same exhibit number.

(4) Previously filed with Form 10-K for the year ended June 30, 1998.

(5) Previously filed with Form 10-K for the year ended June 30, 1999.

(6) Previously filed with Form 10-Q for the quarter ended March 31, 2001.

     (b) Reports on Form 8-K During the Fourth Quarter Ended June 30, 2001

     None.

                 SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS
                    YEARS ENDED JUNE 30, 2001, 2000 AND 1999

                                                       Additions
                                              ----------------------------
                               Balance at      Charged to      Charged to
                              beginning of     costs and         other                         Balance at
        Description               year          expenses        accounts       Deductions     end of year
        -----------           ------------     ----------      ----------      ----------     -----------
Allowances for doubtful
  Accounts:
Year ended June 30, 2001:
    Accounts receivable.....  $    222,000    $    638,000              --    $   (514,000)   $    346,000
Year ended June 30, 2000:
    Accounts receivable.....       322,000         438,000              --        (538,000)        222,000
Year ended June 30, 1999:
    Accounts receivable.....       256,000         326,000              --        (260,000)        322,000

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on the 18th day of September 2001.

                                           INTERLINQ Software Corporation

                                           By: /s/ MICHAEL H. JACKMAN
                                             -----------------------------------
                                             Michael H. Jackman
                                             President and Chief Executive
                                               Officer

                      Signature                                               Title
                      ---------                                               -----

/s/ MICHAEL H. JACKMAN                                   President and Chief Executive Officer
-----------------------------------------------------    (Principal Executive Officer)
Michael H. Jackman

/s/ ALAN R. PICKERILL                                    Vice President of Finance, Secretary
-----------------------------------------------------    (Principal Financial and Accounting Officer)
Alan R. Pickerill

/s/ ROBERT J. GALLAGHER                                  Chairman of the Board
-----------------------------------------------------
Robert J. Gallagher

/s/ ROBERT W. O'REAR                                     Director
-----------------------------------------------------
Robert W. O'Rear

/s/ GEORGE SARLO                                         Director
-----------------------------------------------------
George Sarlo

/s/ THEODORE M. WRIGHT                                   Director
-----------------------------------------------------
Theodore M. Wight

                               INDEX TO EXHIBITS

  Exhibit
     #                               Description
  -------    ------------------------------------------------------------
 3.1(1)      Restated Articles of Incorporation of INTERLINQ Software
             Corporation
 3.2(1)      Restated Bylaws of INTERLINQ Software Corporation
10.1(1)(2)   1985 Restated Stock Option Plan
10.2(1)(2)   1993 Stock Option Plan
10.3(1)(2)   Stock Option Plan for Non-Employee Directors, as amended
10.4(1)      Amended and Restated Registration Rights Agreement between
             INTERLINQ Software Corporation and the partners listed on
             Schedule A thereto dated as of March 12, 1993
10.5(1)      Form of Indemnification Agreement for Directors and Officers
10.7(2)(3)   Letter dated August 25, 1995 regarding Jiri Nechleba
             Compensatory Arrangement
10.8(3)      Appointment of Licensing Agent and Compliance Delegate
             Agreement between VMP's Electronic Laser Forms, Inc., a
             division of CBF Systems, Inc. and INTERLINQ Software
             Corporation dated October 2, 1995
10.10(4)     Office Lease between Pine Forest Co. and INTERLINQ Software
             Corporation dated as of April 23, 1998
10.11(5)     Licensing agreement for RAKIS Software between CBF Systems,
             Inc. and INTERLINQ Software Corporation dated May 12, 1999
10.12(6)     Jiri Nechleba Termination Agreement
10.13        Michael H. Jackman Employment Agreement
23.1         Consent of independent auditor

-------------------------
(1) Incorporated by reference to the Company's Registration Statement on Form S-1, as amended (Registration No. 33-59502) filed with the Securities and Exchange Commission on March 15, 1993, as same exhibit number.

(2) Management contract or compensatory plan or arrangement.

(3) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996, as same exhibit number.

(4) Previously filed with Form 10-K for the year ended June 30, 1998.

(5) Previously filed with Form 10-K for the year ended June 30, 1999.

(6) Previously filed with Form 10-Q for the quarter ended March 31, 2001.