Form 10-Q
period 2001-09-30
INTERLINQ SOFTWARE CORP
filed 2001-11-14
CIK 802242

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2001

OR

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 0-21402

INTERLINQ Software Corporation

(Exact name of registrant as specified in its charter)

Washington	91-1187540
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11980 N.E. 24th Street
Bellevue, WA 98005

(Address of principal executive offices)

(425) 827-1112

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]                                                                  No  [   ]

As of October 29, 2001, there were 4,826,701 shares of the registrant’s Common Stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INTERLINQ Software Corporation
Condensed Balance Sheets

	September 30,	June 30,
	2001	2001

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,941,607	$6,662,984
Short-term investments	1,808,937	2,225,858
Accounts receivable, net	1,165,512	1,379,174
Current deferred tax asset	119,967	119,967
Inventory, prepaid expenses and other current assets	891,679	875,940

Total current assets	10,927,702	11,263,923

Property and equipment, net	1,095,704	1,240,929
Capitalized software costs, net	2,321,807	2,639,311
Noncurrent deferred tax asset	545,480	545,480
Other assets	68,284	68,284

	$14,958,977	$15,757,927

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$157,734	$332,686
Accrued compensation and benefits	711,388	1,163,043
Other accrued liabilities	63,855	83,002
Customer deposits	443,373	514,493
Deferred software support fees	4,527,081	4,441,403

Total current liabilities	5,903,431	6,534,627

Noncurrent liabilities:
Noncurrent liabilities, excluding current installments	120,227	112,701

Total noncurrent liabilities	120,227	112,701

Shareholders’ equity:
Common stock	48,267	48,241
Additional paid-in capital	7,650,170	7,649,952
Retained earnings	1,236,882	1,412,406

Total shareholders’ equity	8,935,319	9,110,599

	$14,958,977	$15,757,927

See accompanying notes to condensed financial statements.

INTERLINQ Software Corporation
Condensed Statements of Operations
(unaudited)

	Three Months Ended
	September 30,

	2001	2000

Net revenues:
Software license fees	$1,154,648	$968,396
Software support fees	2,485,151	2,292,753
Other	446,955	586,465

Total net revenues	4,086,754	3,847,614

Cost of revenues:
Software license fees	559,630	791,097
Software support fees	437,447	589,961
Other	230,907	346,297

Total cost of revenues	1,227,984	1,727,355

Gross profit	2,858,770	2,120,259

Operating expenses:
Product development	1,282,759	1,077,430
Sales and marketing	701,085	1,083,969
General and administrative	1,137,056	1,397,635
Amortization of goodwill and other intangible assets	—	214,830

Total operating expenses	3,120,900	3,773,864

Operating loss	(262,130)	(1,653,605)
Net interest and other income	86,603	162,189

Loss before income taxes	(175,527)	(1,491,416)
Income tax benefit	—	(551,824)

Net loss	($175,527)	($939,592)

Net loss per share — basic and diluted	($.04)	($.19)
Shares used to calculate net loss per share — basic and diluted	4,826,005	4,824,077

See accompanying notes to condensed financial statements.

INTERLINQ Software Corporation
Condensed Statements of Cash Flows
(unaudited)

	Three Months Ended
	September 30,

	2001	2000

Cash flows from operating activities:
Net loss	$(175,527)	$(939,592)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	223,011	220,290
Amortization of capitalized software costs	528,901	760,056
Amortization of goodwill and other intangible assets	—	214,830
Change in operating assets and liabilities:
Accounts receivable	213,662	306,137
Inventory, prepaid expenses and other current assets	(15,739)	(226,199)
Accounts payable	(174,949)	(199,925)
Accrued compensation and benefits, and other accrued liabilities	(470,802)	(271,767)
Customer deposits	(71,120)	(21,382)
Deferred software support fees	85,678	347,883
Noncurrent liabilities	7,526	10,115

Net cash provided by operating activities	150,641	200,446

Cash flows from investing activities:
Purchases of property and equipment	(77,786)	(288,478)
Capitalized software costs	(211,397)	(558,965)
Purchase of investments	(1,093,530)	(697,361)
Proceeds from sales and maturities of short-term investments	1,510,451	—

Net cash provided by (used in) investing activities	127,738	(1,544,804)

Cash flows from financing activities:
Proceeds from issuance of common stock	244	—

Net cash provided by financing activities	244	—

Net increase (decrease) in cash and cash equivalents	278,623	(1,344,358)
Cash and cash equivalents at beginning of period	6,662,984	7,753,916

Cash and cash equivalents at end of period	$6,941,607	$6,409,558

See accompanying notes to condensed financial statements.

INTERLINQ Software Corporation
Notes to Condensed Financial Statements
September 30, 2001 (unaudited)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 2001, are not necessarily indicative of the results for the year ending June 30, 2002. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001, which was filed with the Securities and Exchange Commission on September 28, 2001.

2. Earnings Per Share

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and potentially dilutive securities outstanding during the period using the treasury stock method. Since the Company had a net loss for the quarters ended September 30, 2001 and 2000, the following options were excluded from the computation of diluted earnings per share because their inclusion would be anti-dilutive:

	Three Months Ended
	September 30,

	2001	2000

Options excluded from computation	1,235,505	1,082,186
Weighted-average exercise price	$3.91	$4.74

3. Revenue Recognition

Net revenues consist of software license fees, software support fees and other revenues.

The Company recognizes revenue in accordance with the provisions of Statement of Position 97-2, Software Revenue Recognition (“SOP 97-2”), as amended, which provides specific industry guidance and stipulates that revenue recognized from software arrangements is to be allocated to each element of the arrangement based on the relative fair values of the elements, such as software products, upgrades, enhancements, post contract customer support, consulting and implementation services or training. Under SOP 97-2, the determination of fair value is based on objective evidence that is specific to the vendor. If such evidence of fair value for each element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value does exist or until all elements of the arrangement are delivered. Revenue is recognized when persuasive evidence of an arrangement exists and delivery has occurred, provided the fee is fixed and determinable, the ability to collect funds is probable and the arrangement does not require significant customization of the software.

Software support fees are recognized over the life of the related service contracts. Deferred software support fees represent fees charged to customers but not yet recognized as revenue.

Other revenues include training fees, consultation services and custom document fees. These revenues are recognized when the related service is completed or when the goods are shipped, as applicable.

4. Segment Information

The operating segments reported below are the segments of the Company for which separate financial information is available and for which operating profit and loss amounts are evaluated and used by the chief operating decision maker for making operating decisions, assessing performance and deciding on how to effectively allocate resources. The Company has three principal businesses and, therefore, three reportable business segments: Loan Production, Loan Servicing and Enterprise Application Integration (“EAI”). Prior to the current quarter, the Company had two reportable business segments: Mortgage Technology Division and Enterprise Technology Division. Therefore, the information from the first quarter of fiscal year 2001 below has been restated into the new business segments.

Information by operating segment is set forth below:

			Enterprise
			Application
Quarter ended September 30:	Loan Production	Loan Servicing	Integration	Total

2001 (in thousands):
Net revenue	$3,455	$588	$44	$4,087
Depreciation and amortization	532	151	69	752
Operating income (loss)	487	(409)	(340)	(262)
Capital expenditures	77	1	—	78

2000 (in thousands):
Net revenue	3,231	617	—	3,848
Depreciation and amortization	677	231	287	1,195
Operating loss	(528)	(564)	(562)	(1,654)
Capital expenditures	278	—	10	288

5. New Accounting Standards

In August 2001, the Financial Accounting Standards Board issued Statement No. 143 (Statement No. 143), Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal use of the asset. Statement No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. The Company will adopt the provisions of Statement No. 143 on July 1, 2002. The Company believes the adoption of this statement will not have a material impact on its financial statements.

In July 2001, the Financial Accounting Standards Board issued two new statements: SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 will require business combinations entered into after June 30, 2001 to be accounted for using the purchase method of accounting. Specifically identifiable intangible assets acquired, other than goodwill, will be amortized over their estimated useful economic life. SFAS No. 142 will require that goodwill will not be amortized, but should be tested for impairment at least annually. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and applies to all goodwill and other intangible assets recognized in an entity’s statement of financial position at that date, regardless of when those assets were initially recognized. The Company does not expect the adoption of SFAS 141 and SFAS 142 to have a material effect on the consolidated financial position or results of operations of the Company.

In October, 2001, the Financial Accounting Standards Board (FASB or the Board) issued FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While Statement No. 144 supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of that Statement. Statement No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, it retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. The Company will adopt the provisions of Statement No. 144 on July 1, 2002. The Company believes the adoption of this statement will not have a material impact on its financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

     The Company’s disclosure and analysis in this quarterly report contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. When used in this discussion, the words “looking forward,” “expects,” “believes,” “intends,” “anticipates,” “plans,” “projects,” “estimates,” “cautiously optimistic,” “future” and similar expressions are intended to identify forward-looking statements. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterization of future events or circumstances are forward-looking statements, including statements about potential increases or decreases in future revenues and expenses and statements relating to the potential accounting charges and cost savings resulting from the restructuring and future financial results. All such forward-looking statements are based on the opinions or estimates of management at the time the statements are made and are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Factors that could affect the Company’s actual financial results include, but are not limited to, the Company’s ability to deliver its next-generation MortgageWare lending platform, enhance its loan servicing technology and sustain its current levels of customer support. Other factors include the failure to realize anticipated cost-savings from the restructuring on a sustained basis, or at all, and changes in interest rates and the mortgage industry in general, as well as factors discussed in the “Certain Additional Factors Affecting Future Results” section included elsewhere in this report. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except as required by law, the Company undertakes no obligation to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

     INTERLINQ Software Corporation (“the Company”) was incorporated in the state of Washington in 1982. The Company is a leading provider of technology that helps organizations effectively manage complex, information-intensive business transactions. The Company offers software-based business solutions to commercial banks, mortgage banks, mortgage brokers, credit unions and savings institutions, including a number of the top mortgage originators. The Company’s flagship products, MortgageWare® Loan Management System and MortgageWare®TC, process approximately one in eight retail residential mortgage loans, more than any other system.

     The Company also provides Enterprise Application Integration (“EAI”) software solutions directly to customers and through third parties. Based on the award-winning EAI technology acquired in June of 1998, the Company’s FlowMan® software application enables organizations to integrate disparate software systems, share information and improve overall business processes across an entire enterprise. FlowMan is designed to coordinate the execution and timing of all tasks, events and decisions for key business processes across legacy systems, enterprise applications, client-server systems and Internet technologies.

     The Company currently has three main product lines including its loan production products, its loan servicing products and its EAI product. The Company’s flagship products, MortgageWare® Loan Management System and MortgageWare®TC, are currently being re-written and the Company expects to deliver its next-generation loan production product by the end of the 2002 calendar year. When complete, the Company expects that the next-generation loan production product will provide a platform to generate future revenue growth. During fiscal year 2002, the Company intends to generate revenue growth primarily from the sale of mortgage loan servicing technology, MortgageWare TC with Workflow Tools and increased participation in strategic OEM relationships with organizations offering complementary products. The Company expects these areas of growth to complement the Company’s current products, which address operational efficiency in order to decrease the time and cost of the mortgage loan cycle. The Company has planned releases of new enhancements and upgrades to existing products targeted for fiscal year 2002, including the continued integration of FlowMan into MortgageWare Loan Servicing™, the Company’s client-server-based loan servicing system. Through fiscal year 2001 the Company experienced a gradual increase in software license fee revenue on a quarter-to-quarter basis, due primarily to significant improvements in the mortgage lending industry’s lending volumes starting in January 2001. First quarter license fee revenue was 19% higher than the same quarter one year ago, though somewhat lower than the immediately preceding quarter. The Company cannot predict the longevity of the mortgage refinance market but believes that it may remain relatively strong through most of fiscal year 2002.

     In April 2001, the Company experienced a reduction in its workforce through a combination of lay-offs and attrition. The impact has resulted in generally lower payroll, travel and telephone expenses throughout the Company for the first quarter of fiscal year 2002.

NET REVENUES

Three months ended September 30, (In thousands)	2001	2000	Change

Software license fees	$1,155	$968	19%
Software support fees	2,485	2,293	8%
Other	447	586	(24%)

Total net revenues	$4,087	$3,847	6%

     Net revenues consist of software license fees, software support fees and other revenues (which include training, consulting fees, document fees and other miscellaneous sales), net of discounts and sales returns.

     Software license fees were $1,155,000 for the quarter ended September 30, 2001, an increase of 19% from $968,000 in the comparable quarter of the prior year. This increase in software license fees was the result of a stronger sales environment primarily due to lower mortgage-lending rates and higher refinancing volumes (as previously discussed). Although the Company cannot predict volume changes in the mortgage-lending environment, the Company does not anticipate any significant changes in mortgage-lending volumes through the end of fiscal year 2002. It is difficult for the Company to measure the impact of the mortgage-lending volume environment and to estimate the related future impact on software license fees.

     The Company also believes that certain customers may have concerns about the Company’s development schedule for its next-generation loan production system, which may cause customers to delay purchasing software until the new product is released.

     Software support fees were $2,485,000 for the quarter ended September 30, 2001, an increase of 8% from $2,293,000 in the comparable quarter of the prior year. This period-to-period increase was due primarily to slow-paying accounts in the first quarter of last year, which caused deferral of some support revenue and thus unusually low support revenue for that period. The Company believes software support fees will decrease slightly compared to the first quarter of fiscal year 2002 for the remainder of the fiscal year as a result of a lower installed base of software (upon which support fees are calculated) and lower software license fees earned by the Company in the past two fiscal years.

     Other revenues were $447,000 for the quarter ended September 30, 2001, a decrease of 24% from $586,000 in the comparable quarter of the prior year. This decrease was due primarily to a decrease in consulting and services revenue resulting from an uncharacteristically large professional services project in the first quarter of fiscal year 2001, which did not recur in the quarter just completed. The Company expects its other revenues to remain relatively flat or increase slightly during the remainder of the 2002 fiscal year.

     As discussed above, the Company believes the overall lending environment as of September 30, 2001, to be favorable compared to most historical measures. Nonetheless, there can be no assurance that mortgage-lending volumes will not decrease or experience a high level of volatility. Such decreases or volatility could have a material adverse effect on the Company’s business, financial condition or results of operations. Even if mortgage-lending volumes increase, the Company’s customers may not have the need for additional capacity nor desire additional technological infrastructure, which could result in an adverse effect on the Company or its results of operations.

     Continued expansion of the Company’s operations in the EAI software market might require significant additional expenses and capital and could strain the Company’s management, financial or operational resources. Furthermore, gross margins attributable to this business area could be lower than those associated with the Company’s historical business activities. There can be no assurance that the Company would be able to expand its operations in a cost-effective or timely manner. Furthermore, any new products launched by the Company that are not favorably received by consumers could damage the Company’s reputation or the INTERLINQ brand. The lack of market acceptance of such products, or the Company’s inability to generate satisfactory revenues from such expanded services or products to offset their cost, could have a material adverse effect on the Company’s business, prospects, financial condition or results of operations.

COST OF REVENUES

Three months ended September 30, (In thousands)	2001	2000	Change

Software license fees	$560	$791	(29%)
Percentage of software license fees	48%	82%

Software support fees	$437	$590	(26%)
Percentage of software support fees	18%	26%

Other	$231	$346	(33%)
Percentage of other	52%	59%

Total cost of revenues	$1,228	$1,727	(29%)
Percentage of net revenues	30%	45%

     Cost of software license fees consists primarily of the amortization of capitalized software development costs and, to a lesser extent, commissions and royalties paid to third parties for certain interface products, and the purchase and duplication of disks and product documentation. As a percentage of software license fees, cost of software license fees decreased to 48% for the quarter ended September 30, 2001, compared to 82% for the quarter ended September 30, 2000. This decrease was due primarily to significantly lower amortization of capitalized software development costs, combined with higher revenues in the first quarter of fiscal year 2002 compared to the prior year’s first quarter. The amount of amortization decreased to $529,000 for the quarter ended September 30, 2001, compared to $760,000 in the comparable quarter of the prior year. This reduction was due to the Company writing-off $1,470,000 million of certain capitalized software development costs during fiscal year 2001. The Company had determined that the net realizable value of certain products was less than the associated capitalized software asset for these products and therefore wrote-down these assets.

     Cost of software support fees includes salaries and other costs related to providing telephone support and the purchase, duplication and shipping of disks associated with software updates. As a percentage of software support fees, cost of software support fees decreased to 18% for the quarter ended September 30, 2001, compared to 26% for the quarter ended September 30, 2000. This decrease was primarily due to software support fees increasing while the related costs were decreasing. The dollar cost of software support fees decreased 26% over the prior year’s first quarter, primarily representing decreased payroll, travel, telephone and freight costs for the customer support group. These reductions are due mostly to lower headcount in the customer support group from the first quarter of fiscal year 2001 compared to the first quarter of fiscal year 2002. The Company expects the dollar cost of software support fees to remain relatively flat or increase slightly through the end of fiscal year 2002.

     Cost of other revenue includes primarily the salaries and non-reimbursable expenses for the employees who provide training and consulting services. As a percentage of other revenue, cost of other revenue decreased to 52% for the quarter ended September 30, 2001, compared to 59% for the quarter ended September 30, 2000. The dollar cost of other revenue decreased by 33% over the prior year’s first quarter and was due mostly to reduced headcount, which caused payroll, travel and telephone expenses to be lower.

OPERATING EXPENSES

Three months ended September 30, (In thousands)	2001	2000	Change

Product development	$1,283	$1,077	19%
Percentage of net revenues	31%	28%

Sales & marketing	$701	$1,084	(35%)
Percentage of net revenues	17%	28%

General & administrative	$1,137	$1,398	(19%)
Percentage of net revenues	28%	36%

Amortization of goodwill	—	$215	(100%)
Percentage of net revenues	—	6%

     Product development expenses include primarily salaries for software developers and analysts and expenses associated with computer equipment used in software development, net of costs capitalized. As a percentage of net revenues, product development expenses increased to 31% for the quarter ended September 30, 2001, compared to 28% for the quarter ended September 30, 2000. The increase in percentage was due primarily to a reduction in the amounts of development expenditures capitalized. The Company has not yet reached technological feasibility on certain projects under development and is no longer capitalizing development costs on some products due to their expected replacement by the new MortgageWare product. The Company capitalized $211,000 and $559,000 of development expenditures for the quarters ended September 30, 2001, and 2000, respectively. Including these capitalized amounts, product development expenditures were down $130,000 from the prior year’s first quarter. The reduction in development expenditures is primarily a result of decreased payroll, recruiting, telephone and travel costs, compared to the prior year’s first quarter. The Company expects overall development spending to increase for the remainder of fiscal year 2002. The Company is investing in resources to expedite the development of its next-generation loan production product. This project will migrate the Company’s MortgageWare lending system to a new architectural platform.

     Sales and marketing expenses consist primarily of salaries, sales commissions and travel costs for the Company’s sales and marketing personnel, and, to a lesser extent, advertising, trade shows and other promotional activities. As a percentage of net revenues, sales and marketing expenses decreased to 17% for the quarter ended September 30, 2001, compared to 28% for the quarter ended September 30, 2000. The decrease in the percentage was primarily due to revenues increasing slightly while sales and marketing expenses declined by $383,000. The dollar decrease in sales and marketing expenses was due primarily to a reduction in payroll costs, travel and advertising as a result of the decrease in headcount caused by the Company’s restructuring in April 2001 and other cost control measures. The Company expects sales and marketing expenses to increase slightly for the remainder of fiscal year 2002, compared to the first quarter of fiscal year 2002.

     General and administrative expenses include primarily costs associated with finance, accounting, information systems, human resources, order fulfillment, administration and facilities. As a percentage of net revenues, general and administrative expenses decreased to 28% for the quarter ended September 30, 2001, compared to 36% for the quarter ended September 30, 2000. On a dollar basis, general and administrative expenses decreased by $261,000 for the quarter ended September 30, 2001. This decrease was primarily due to the absence of consulting and professional fees in the quarter ended September 30, 2001, that were incurred during the first quarter of fiscal year 2001 relating to the evaluation of strategic alternatives for the Company. In addition, bad debt expense, payroll, education and travel expenses were all lower compared to the prior year’s first quarter. The Company expects general and administrative expenses to increase slightly for the remainder of fiscal year 2002, compared to the first quarter of fiscal year 2002.

     Amortization of goodwill and other intangible assets consists of the straight-line amortization of assets obtained by the Company as a result of its acquisition of Logical Software Solutions Corporation (“LSS”) on June 30, 1998. These assets included workforce-in-place, customer lists, trade name, non-compete and employment agreements and goodwill, which were being amortized over their estimated useful lives of three to four years. The Company accounted for the acquisition of LSS under the purchase method of accounting. The Company wrote-off the remaining goodwill from this acquisition during the fourth quarter of fiscal year 2001 and therefore no longer incurs this amortization expense.

NET INTEREST AND OTHER INCOME

Three months ended September 30, (In thousands)	2001	2000	Change

Net interest and other income	$87	$162	(46%)
Percentage of net revenues	2%	4%

     As a percentage of net revenues, net interest and other income decreased to 2% in the quarter ended September 30, 2001, compared to 4% for the quarter ended September 30, 2000. This decrease was primarily due to lower interest rates, which resulted in a lower return on the Company’s investments, in addition to a slightly lower average cash and investment portfolio from the prior fiscal year.

     As of September 30, 2001, the Company had no interest-bearing debt outstanding and anticipates no new debt financing in the foreseeable future. Accordingly, the Company expects net interest and other income for the foreseeable future to reflect net interest income.

INCOME TAXES

Three months ended September 30, (In thousands)	2001	2000	Change

Income taxes	—	($552)	NA
Effective tax rate	—	37%

     Income taxes include federal and state income taxes currently payable and deferred taxes arising from temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The Company did not record any income tax benefit during the quarter due to the evaluation of the likelihood of recoverability of these additional deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital, which consists principally of cash, cash equivalents, short-term investments, prepaid expenses and accounts receivable, was $5,024,000 as of September 30, 2001, compared to $4,729,000 as of June 30, 2001. Cash and cash equivalents increased by $279,000 for the quarter ended September 30, 2001. The increase in cash was primarily due to the sale and maturity of short-term investments, net of purchases, and $151,000 of cash provided by operating activities, less $78,000 used for purchases of property and equipment and $211,000 invested in software development activities.

     Long-term cash requirements, other than normal operating expenses, are anticipated for the development of new software products and enhancement of existing products, financing anticipated growth, the possible acquisition of other software products, technologies and businesses, and the possible repurchase of the Company’s common stock. The Company believes that its existing cash, cash equivalents, short-term investments and cash generated by operations will be sufficient to satisfy its currently anticipated cash requirements for the remainder of fiscal year 2002.

Certain Additional Factors Affecting Future Results

     There is no assurance that the Company will be successful in attracting new customers in the mortgage technology market, or that its existing customers will continue to purchase its products and support services. In addition, there is no assurance that the Company’s new mortgage technology products and services will be released in a timely fashion or that, if and when released, new products or services or its efforts to integrate its FlowMan product into its existing mortgage software products will be well-received by its target market or that others will not successfully develop competing products and services. Each of these events could have a material adverse effect on the Company’s revenues, financial condition or results of operations

     Continued expansion of the Company’s operations in the EAI software market may require significant additional expenses and capital and could strain the Company’s management, financial or operational resources. Furthermore, gross margins attributable to this business area could be lower than those associated with the Company’s historical business activities. There can be no assurance that the Company would be able to expand its operations in a cost-effective or timely manner. Furthermore, any new products launched by the Company that are not favorably received by consumers could damage the Company’s reputation or the INTERLINQ brand. In addition, there is no assurance that others will not successfully develop competing products and services. The lack of market acceptance of such products, or the Company’s inability to generate satisfactory revenues from such expanded services or products to offset their cost, could have a material adverse effect on the Company’s business, prospects, financial condition or results of operations. It is difficult for the Company to accurately estimate unit sales of its products and the volume of annual support contracts that its customers will purchase, due, in general, to the nature of the software markets and, specifically, to the cyclical and volatile nature of the residential mortgage-lending market, and the development stage of the EAI market. In early 1994, the residential mortgage lending market experienced a reduction in mortgage refinance volumes due to a rise in interest rates. The Company experienced a significant decrease in net revenues, operating income and net income during the fourth quarter of fiscal year 1994, which continued through most of fiscal year 1995. During fiscal years 1997, 1998 and 1999, due in part to the increase in mortgage lending and refinance volumes, the Company had increased revenues, operating income and net income.

     During the fourth quarter of fiscal year 1999 and through December 2000, mortgage-lending rates began to rise and the mortgage-lending and refinance volumes decreased substantially. As a result, the Company experienced a significant decrease in net revenues, operating income and net income. Net revenues began to increase again as interest rates decreased and stayed low during the third and fourth quarters of fiscal year 2001 and first quarter of fiscal year 2002. There can be no assurance that mortgage-lending rates will not rise again. A continued high-interest-rate environment could have a material adverse effect on the Company’s revenues, profitability or financial condition.

     The Company may in the future be party to litigation arising in the ordinary course of business, including claims that the Company allegedly infringes third-party trademarks or other intellectual property rights. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     The Company does not use derivative financial instruments in its investment portfolio. Its financial instruments consist of cash and cash equivalents, short-term investments, trade accounts and contracts receivable and accounts payable. The Company’s exposure to market risk for changes in interest rates relates primarily to its short-term investments and short-term obligations; accordingly, the Company believes that fluctuations in interest rates would not have a material impact on the fair value of these securities.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

          None.

Item 2. Changes in Securities

          None.

Item 3. Defaults upon Senior Securities

          None.

Item 4. Submission of Matters to a Vote of Security Holders

          None.

Item 5. Other Information

          None.

Item 6. Exhibits and Reports on Form 8-K

          a) Exhibits

               None

          b) Reports on Form 8-K

               None

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 13, 2001

INTERLINQ Software Corporation (Registrant) /s/ Alan Pickerill Alan Pickerill Vice President Finance, Secretary Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Title

None	None