Form 10-Q
period 2001-12-31
INTERLINQ SOFTWARE CORP
filed 2002-02-14
CIK 802242

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2001

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

Yes [X]     No [   ]

As of February 13, 2002, there were 4,822,661 shares of the registrant’s common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INTERLINQ Software Corporation
Condensed Balance Sheets

	December 31,	June 30,
	2001	2001

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,954,880	$6,662,984
Short-term investments	3,235,655	2,225,858
Accounts receivable, net	1,220,494	1,379,174
Current deferred tax asset	119,967	119,967
Inventory, prepaid expenses and other current assets	940,078	875,940

Total current assets	11,471,074	11,263,923

Property and equipment, net	959,748	1,240,929
Capitalized software costs, net	2,037,452	2,639,311
Noncurrent deferred tax asset	545,480	545,480
Other assets	68,284	68,284

	$15,082,038	$15,757,927

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$245,013	$332,686
Accrued compensation and benefits	989,714	1,163,043
Other accrued liabilities	60,192	83,002
Customer deposits	400,514	514,493
Deferred software support fees	4,676,681	4,441,403

Total current liabilities	6,372,114	6,534,627

Noncurrent liabilities, excluding current installments	117,594	112,701

Shareholders’ equity:
Common stock	48,227	48,241
Additional paid-in capital	7,642,969	7,649,952
Retained earnings	901,134	1,412,406

Total shareholders’ equity	8,592,330	9,110,599

	$15,082,038	$15,757,927

See accompanying notes to condensed financial statements.

INTERLINQ Software Corporation
Condensed Statements of Operations
(unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2001	2000	2001	2000

Net revenues:
Software license fees	$1,456,695	$1,066,295	$2,611,343	$2,034,691
Software support fees	2,510,920	2,496,398	4,996,071	4,789,151
Other	367,984	555,230	814,939	1,141,695

Total net revenues	4,335,599	4,117,923	8,422,353	7,965,537

Cost of revenues:
Software license fees	533,771	841,527	1,093,401	1,632,624
Software support fees	445,864	603,057	883,311	1,193,018
Other	242,981	311,703	473,888	658,000

Total cost of revenues	1,222,616	1,756,287	2,450,600	3,483,642

Gross profit	3,112,983	2,361,636	5,971,753	4,481,895

Operating expenses:
Product development	1,505,656	1,063,282	2,788,415	2,140,712
Sales and marketing	819,223	1,144,819	1,520,308	2,228,788
General and administrative	1,177,019	1,231,117	2,314,075	2,628,752
Amortization of goodwill and other intangible assets	—	214,830	—	429,660

Total operating expenses	3,501,898	3,654,048	6,622,798	7,427,912

Operating loss	(388,915)	(1,292,412)	(651,045)	(2,946,017)
Net interest and other income	53,170	149,861	139,773	312,050

Loss before income taxes	(335,745)	(1,142,551)	(511,272)	(2,633,967)
Income tax benefit	—	(422,744)	—	(974,568)

Net loss	($335,745)	($719,807)	($511,272)	($1,659,399)

Net loss per share — basic and diluted	($.07)	($.15)	($.11)	($.34)
Shares used to calculate net loss per share — basic and diluted	4,824,591	4,824,077	4,825,294	4,824,077

See accompanying notes to condensed financial statements.

INTERLINQ Software Corporation
Condensed Statements of Cash Flows
(unaudited)

	Six Months Ended
	December 31,

	2001	2000

Cash flows from operating activities:
Net loss	$(511,272)	$(1,659,399)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	429,093	446,522
Amortization of capitalized software costs	1,047,629	1,558,665
Amortization of goodwill and other intangible assets	—	429,660
Change in operating assets and liabilities:
Accounts receivable	158,680	(95,884)
Inventory, prepaid expenses and other current assets	(64,138)	(620,371)
Accounts payable	(87,673)	(201,100)
Accrued compensation and benefits, and other accrued liabilities	(196,139)	(6,905)
Customer deposits	(113,979)	(47,520)
Deferred software support fees	235,278	246,294
Noncurrent liabilities	4,893	15,090

Net cash provided by operating activities	902,372	65,052

Cash flows from investing activities:
Purchases of property and equipment	(147,912)	(320,727)
Capitalized software costs	(445,770)	(1,117,785)
Purchases of investments	(2,862,191)	(5,649,144)
Proceeds from sales and maturities of short-term investments	1,852,394	1,498,906

Net cash used in investing activities	(1,603,479)	(5,588,750)

Cash flows from financing activities:
Proceeds from issuance of common stock	244	—
Repurchase of common stock	(7,241)	—

Net cash used in financing activities	(6,997)	—

Net decrease in cash and cash equivalents	(708,104)	(5,523,698)

Cash and cash equivalents at beginning of period	6,662,984	7,753,916

Cash and cash equivalents at end of period	$5,954,880	$2,230,218

See accompanying notes to condensed financial statements.

INTERLINQ Software Corporation
Notes to Condensed Financial Statements
December 31, 2001
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended December 31, 2001, are not necessarily indicative of the results for the year ending June 30, 2002. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001, which was filed with the Securities and Exchange Commission on September 28, 2001.

2. Earnings Per Share

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and potentially dilutive securities outstanding during the period using the treasury stock method. Since the Company had a net loss for the three and six-month periods ended December 31, 2001 and 2000, the following options were excluded from the computation of diluted earnings per share because their inclusion would be anti-dilutive:

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2001	2000	2001	2000

Options excluded from computation	1,287,454	1,094,875	1,287,454	1,094,875
Weighted-average exercise price	$3.68	$4.69	$3.68	$4.69

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

4. Segment Information

The operating segments reported below are the segments of the Company for which separate financial information is available and for which operating profit and loss amounts are evaluated and used by the chief operating decision maker for making operating decisions, assessing performance and deciding on how to effectively allocate resources. The Company has three principal businesses and, therefore, three reportable business segments: Loan Production, Loan Servicing and Enterprise Application Integration (“EAI”). Prior to July 1, 2001, the Company had two reportable business segments: Mortgage Technology Division and Enterprise Technology Division. Therefore, the information from the first quarter and six months of fiscal year 2001 below has been restated into the new business segments.

Information by operating segment is set forth below:

			Enterprise
Quarter ended December 31			Application
(in thousands):	Loan Production	Loan Servicing	Integration	Total

2001:
Net revenue	$3,646	$658	$32	$4,336
Depreciation and amortization, including capitalized software amortization	542	149	34	725
Operating income (loss)	415	(468)	(336)	(389)
Capital expenditures	66	1	3	70

2000:
Net revenue	3,545	573	—	4,118
Depreciation and amortization, including capitalized software amortization	705	247	288	1,240
Operating loss	(270)	(468)	(554)	(1,292)
Capital expenditures	22	2	8	32

			Enterprise
Six-months ended December 31			Application
(in thousands):	Loan Production	Loan Servicing	Integration	Total

2001:
Net revenue	$7,053	$1,271	$98	$8,422
Depreciation and amortization, including capitalized software amortization	1,074	300	103	1,477
Operating income (loss)	768	(821)	(598)	(651)
Capital expenditures	143	2	3	148

2000:
Net revenue	6,776	1,190	—	7,966
Depreciation and amortization, including capitalized software amortization	1,383	477	575	2,435
Operating loss	(799)	(1,032)	(1,115)	(2,946)
Capital expenditures	254	49	18	321

5. New Accounting Standards

In August 2001, the Financial Accounting Standards Board issued Statement No. 143 (SFAS No. 143), Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal use of the asset. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. The Company will adopt the provisions of SFAS No. 143 on July 1, 2002. The Company expects the adoption of this statement will not have a material impact on its financial statements.

In July 2001, the Financial Accounting Standards Board issued two new statements: Statement No. 141 (SFAS No. 141), Business Combinations and Statement No. 142 (SFAS No. 142), Goodwill and Other Intangible Assets. SFAS No. 141 will require business combinations entered into after June 30, 2001 to be accounted for using the purchase method of accounting. Specifically identifiable intangible assets acquired, other than goodwill, will be amortized over their estimated useful economic life. SFAS No. 142 will require that goodwill and intangible assets acquired in a purchase business combination will not be amortized, but should be tested for impairment at least annually. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and applies to all goodwill and other intangible assets recognized in an entity’s statement of financial position at that date, regardless of when those assets were initially recognized. The Company does not expect the adoption of SFAS 141 and SFAS 142 to have a material effect on the consolidated financial position or results of operations of the Company.

In October, 2001, the Financial Accounting Standards Board issued Statement No. 144 (SFAS No. 144), Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of that Statement. SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, it retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. The Company will adopt the provisions of SFAS No. 144 on July 1, 2002. The Company expects the adoption of this statement will not have a material impact on its financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

     The Company’s disclosure and analysis in this quarterly report contain forward-looking statements that involve risks and uncertainties, such as statements of its plans, objectives, expectations and intentions. When used in this discussion, the words “looking forward,” “expects,” “believes,” “intends,” “anticipates,” “plans,” “projects,” “estimates,” “cautiously optimistic,” “future” and similar expressions are intended to identify forward-looking statements. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterization of future events or circumstances are forward-looking statements, including statements about potential increases or decreases in future revenues or expenses and statements relating to the potential accounting charges and cost savings resulting from the restructuring and future financial results. All such forward-looking statements are based on the opinions or estimates of management at the time the statements are made and are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Factors that could affect the Company’s actual financial results include, but are not limited to, the Company’s ability to deliver its next-generation MortgageWare lending platform, enhance its loan servicing technology and sustain its current levels of customer support. Other factors include the failure to realize anticipated cost-savings from the restructuring in the fourth quarter of fiscal year 2001 on a sustained basis, or at all, and changes in interest rates and the mortgage industry in general, as well as factors discussed in the “Certain Additional Factors Affecting Future Results” section included elsewhere in this report. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Form 10-Q. The Company undertakes no obligation to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

Overview

     INTERLINQ Software Corporation (“the Company”) was incorporated in the state of Washington in 1982. The Company is a leading provider of technology that helps organizations effectively manage complex, information-intensive business transactions. The Company offers software-based business solutions to commercial banks, mortgage banks, mortgage brokers, credit unions and savings institutions, including a number of the top mortgage originators. The Company’s flagship loan production products, MortgageWare® Loan Management System and MortgageWare®TC, process approximately one in eight retail residential mortgage loans, more than any other system.

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

     The Company currently has three main product lines including its loan production products, its loan servicing products and its EAI product. The Company’s flagship loan production products, MortgageWare® Loan Management System and MortgageWare®TC, are currently being re-written and the Company expects to deliver its next-generation loan production product by early calendar year 2003. When complete, the Company expects that the next-generation loan production product will provide a platform to generate future revenue growth. During the remainder of fiscal year 2002, the Company intends to generate revenue growth primarily from the sale of mortgage loan servicing technology, MortgageWare TC with Workflow Tools and Flowman products. The Company expects these areas of growth to complement the Company’s current products, which address operational efficiency in order to decrease the time and cost of the mortgage loan cycle. The Company has planned releases of new enhancements and upgrades to existing products targeted for the remainder of fiscal year 2002, including the continued integration of FlowMan into MortgageWare Loan Servicing™, the Company’s client-server-based loan servicing system. Through fiscal year 2001 the Company experienced a gradual increase in software license fee revenue on a quarter-to-quarter basis, due primarily to significant improvements in the mortgage lending industry’s lending volumes starting in January 2001. The Company has also seen software license fee growth from the first quarter to the second quarter of fiscal year 2002, also due to increased industry lending volumes.

     In April 2001, the Company experienced a reduction in its workforce through a combination of lay-offs and attrition. The impact has resulted in generally lower payroll, travel and telephone expenses throughout the Company for the first six months of fiscal year 2002.

NET REVENUES

Three months ended December 31,
(In thousands)	2001	2000	Change

Software license fees	$1,457	$1,066	37%
Software support fees	2,511	2,497	1%
Other	368	555	(34%)

Total net revenues	$4,336	$4,118	5%

     Net revenues consist of software license fees, software support fees and other revenues (which include training, consulting fees, document fees and other miscellaneous sales), net of discounts and sales returns.

     Software license fees were $1,457,000 for the quarter ended December 31, 2001, an increase of 37% from $1,066,000 in the comparable quarter of the prior year. Software license fees were $2,611,000 for the six months ended December 31, 2001, an increase of 28% from $2,035,000 in the comparable six months of the prior year. This increase in software license fees was the result of a stronger sales environment primarily due to lower mortgage-lending rates and higher refinancing volumes (as previously discussed). It is difficult for the Company to measure the impact of the mortgage-lending volume environment and to estimate the related future impact on software license fees.

     The Company also believes that certain customers may have concerns about the Company’s development schedule for its next-generation loan production system, which may cause customers to delay purchasing software until the new product is released.

     Software support fees remained relatively unchanged, totaling $2,511,000 for the quarter ended December 31, 2001, an increase of 1% from $2,497,000 in the comparable quarter of the prior year. Software support fees were $4,996,000 for the six months ended December 31, 2001, an increase of 4% from $4,789,000 in the comparable six months of the prior year. For the remainder of the fiscal year, the Company believes software support fees may decrease slightly or remain flat compared to the first six months of fiscal year 2002.

     Other revenues were $368,000 for the quarter ended December 31, 2001, a decrease of 34% from $555,000 in the comparable quarter of the prior year. For the six-month period ended December 31, 2001, other revenue decreased 29% to $815,000 from $1,142,000 for the same six-month period of the prior year. This decrease was due primarily to a decrease in consulting and services revenue resulting from an uncharacteristically large professional services project in the first and second quarters of fiscal year 2001, which did not recur in the corresponding period of fiscal year 2002. The Company expects its other revenues to remain relatively flat or increase slightly during the remainder of the 2002 fiscal year.

     As discussed above, there can be no assurance that mortgage-lending volumes will not decrease or experience a high level of volatility. Such decreases or volatility could have a material adverse effect on the Company’s business, financial condition or results of operations. Even if mortgage-lending volumes increase, the Company’s customers may not have the need for additional capacity nor desire additional technological infrastructure, which could result in an adverse effect on the Company or its results of operations.

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

COST OF REVENUES

Three months ended December 31,
(In thousands)	2001	2000	Change

Software license fees	$534	$841	(37%)
Percentage of software license fees	37%	79%

Software support fees	$446	$603	(26%)
Percentage of software support fees	18%	24%

Other	$243	$312	(22%)
Percentage of other	66%	56%

Total cost of revenues	$1,223	$1,756	(30%)
Percentage of net revenues	28%	43%

     Cost of software license fees consists primarily of the amortization of capitalized software development costs and, to a lesser extent, commissions and royalties paid to third parties for certain interface products, and the purchase and duplication of disks and product documentation. As a percentage of software license fees, cost of software license fees decreased to 37% for the quarter ended December 31, 2001, compared to 79% for the quarter ended December 31, 2000. As a percentage of software license fees, cost of software license fees decreased to 42% for the six months ended December 31, 2001, compared to 80% for the six months ended December 31, 2000. These decreases were due primarily to significantly lower amortization of capitalized software development costs, combined with higher revenues in the three and six month periods ended December 31, 2001, compared to the same periods of the prior year. The amount of amortization decreased to $519,000 and $1,048,000 for the quarter and six months ended December 31, 2001, respectively, compared to $799,000 and $1,559,000 in the comparable periods of the prior year. This reduction was due to the Company writing-off $1,470,000 million of certain capitalized software development costs during fiscal year 2001.

     Cost of software support fees includes salaries and other costs related to providing telephone support and the purchase, duplication and shipping of disks associated with software updates. As a percentage of software support fees, cost of software support fees decreased to 18% for the quarter ended December 31, 2001, compared to 24% for the quarter ended December 31, 2000. The percentages of software support fees for the six-month periods ended December 31, 2001 and 2000 were almost the same as the quarters, with 18 % and 25%, respectively. This decrease was primarily due to software support fees remaining relatively flat while the related costs were decreasing. The dollar cost of software support fees decreased 26% over the prior year’s second quarter, primarily representing decreased payroll, travel, telephone and freight costs for the customer support group. These reductions are due mostly to lower headcount in the customer support group in the second quarter of fiscal year 2002 compared to the second quarter of fiscal year

2001, as a result of the lay-offs in April 2001. The Company expects the dollar cost of software support fees to remain relatively flat or increase slightly through the end of fiscal year 2002.

     Cost of other revenue includes primarily the salaries and non-reimbursable expenses for the employees who provide training and consulting services. As a percentage of other revenue, cost of other revenue increased to 66% for the quarter ended December 31, 2001, compared to 56% for the quarter ended December 31, 2000. This was due to other revenue decreasing by a higher percentage than the related costs compared to the prior year’s second quarter. The dollar cost of other revenue decreased by 22% over the prior year’s second quarter and was due mostly to reduced headcount, which caused payroll, travel and telephone expenses to be lower. As a percentage of other revenue, cost of other revenue remained at 58% for the six months ended December 31, 2001, compared to the same period in the prior fiscal year. However, the dollar cost of other revenue decreased by $184,000, or 28%, for the six months ended December 31, 2001 compared to the same period of the prior fiscal year, due also to reduced headcount and related expenses.

OPERATING EXPENSES

Three months ended December 31,
(In thousands)	2001	2000	Change

Product development	$1,506	$1,063	42%
Percentage of net revenues	35%	26%

Sales and marketing	$819	$1,145	(28%)
Percentage of net revenues	19%	28%

General and administrative	$1,177	$1,231	(4%)
Percentage of net revenues	27%	30%

Amortization of goodwill	—	$215	(100%)
Percentage of net revenues	—	5%

     Product development expenses primarily include salaries for software developers and analysts and expenses associated with computer equipment used in software development, net of costs capitalized. As a percentage of net revenues, product development expenses increased to 35% for the quarter ended December 31, 2001, compared to 26% for the quarter ended December 31, 2000. For the six months ended December 31, 2001, product development expenses increased to 33% of net revenues, compared to 27% for the six months ended December 31, 2000. The increase in percentage was due primarily to a reduction in the amounts of development expenditures capitalized. The Company has not yet reached technological feasibility as defined by Financial Accounting Standards Board issued Statement No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed,” on certain projects under development and is no longer capitalizing development costs on certain products due to their expected replacement by the new MortgageWare product. The Company capitalized $235,000 and $559,000 of development expenditures for the quarters ended December 31, 2001, and 2000, respectively. The Company also capitalized $446,000 and $1,118,000 of development expenditures for the six months ended December 31, 2001, and 2000, respectively. Including the amounts capitalized for the three months ended December 31, 2001 and 2000, product development expenditures increased by $119,000 from the prior year’s second quarter. This increase in development expenditures is primarily the result of increased payroll and travel costs, compared to the prior year’s second quarter. The increase in payroll costs is primarily the result of an increase in headcount due to the redeployment of employees from sales and marketing into product development. The Company expects overall development spending to increase slightly for the remainder of fiscal year 2002. The Company is investing in resources to expedite the development of its next-generation loan production product. The Company expects that this project will migrate its MortgageWare lending system to a new architectural platform.

     Sales and marketing expenses consist primarily of salaries, sales commissions and travel costs for the Company’s sales and marketing personnel and, to a lesser extent, advertising, trade shows and other promotional activities. As a percentage of net revenues, sales and marketing expenses decreased to 19% for the quarter ended December 31, 2001, compared to 28% for the quarter ended December 31, 2000. For the six-month period ended December 31, 2001, sales and marketing expenses decreased to 18% of net revenues, compared with 28% for the same period in the prior fiscal year. These decreases in percentage were primarily due to revenues increasing slightly while sales and marketing expenses declined. For the three months ended December 31, 2001, sales and marketing expenses decreased by $326,000, compared to the prior fiscal year’s second quarter. For the six months ended December 31, 2001, sales and marketing expenses decreased by $708,000 compared to the same period of the prior fiscal year. The dollar decrease in sales and marketing expenses for the second quarter and six months ended December 31, 2001, was due primarily to a reduction in payroll costs, travel and advertising as a result of the decrease in headcount caused by the Company’s restructuring in April 2001 and other cost control measures. The decrease in payroll costs was also the result of a decrease in headcount due to the redeployment of employees from sales and marketing into product development. The Company expects sales and marketing expenses to increase slightly for the remainder of fiscal year 2002, compared to the first half of fiscal year 2002.

     General and administrative expenses primarily include costs associated with finance, accounting, information systems, human resources, order fulfillment, administration and facilities. As a percentage of net revenues, general and administrative expenses decreased to 27% for the quarter ended December 31, 2001, compared to 30% for the quarter ended December 31, 2000. On a dollar basis, general and administrative expenses decreased by $54,000 for the second fiscal quarter and decreased by $315,000 for the six months ended December 31, 2001. These decreases were primarily due to the absence of consulting and professional fees in the quarter and six months ended December 31, 2001 that were incurred during the first half of fiscal year 2001 relating to the evaluation of strategic alternatives for the Company. In addition, payroll and education costs were lower compared to the prior year’s first six months. The Company expects general and administrative expenses to increase slightly or remain relatively flat for the remainder of fiscal year 2002, compared to the first quarter of fiscal year 2002.

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

NET INTEREST AND OTHER INCOME

Three months ended December 31,
(In thousands)	2001	2000	Change

Net interest and other income	$53	$150	(65%)
Percentage of net revenues	1%	4%

     As a percentage of net revenues, net interest and other income decreased to 1% in the quarter ended December 31, 2001, compared to 4% for the quarter ended December 31, 2000. This decrease was primarily due to lower interest rates, which resulted in a lower return on the Company’s investments, in addition to a slightly lower average cash and investment portfolio from the prior fiscal year.

As of December 31, 2001, the Company had no interest-bearing debt outstanding and anticipates no new debt financing in the foreseeable future. Accordingly, the Company expects net interest and other income for the foreseeable future to reflect net interest income.

INCOME TAXES

Three months ended December 31,
(In thousands)	2001	2000	Change

Income taxes	—	($423)	NA
Effective tax rate	—	37%

     Income taxes include federal and state income taxes currently payable and deferred taxes arising from temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The Company did not record any income tax benefit during the quarter and six months ended December 31, 2001, due to the evaluation of the likelihood of recoverability of these additional deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital, which consists principally of cash, cash equivalents, short-term investments, prepaid expenses and accounts receivable, was $5,099,000 as of December 31, 2001, compared to $4,729,000 as of June 30, 2001. Cash and cash equivalents decreased by $708,000 for the six months ended December 31, 2001. The decrease in cash was primarily due to the purchase of short-term investments, net of sales and maturities, and $148,000 used for purchases of property and equipment and $446,000 invested in software development activities. These amounts were offset by $902,000 of cash provided by operating activities for the six months ended December 31, 2001.

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

Certain Additional Factors Affecting Future Results

     The risks described below should be considered together with all of the other information included in this quarterly report on Form 10-Q. The risks and uncertainties described below are not the only ones facing the Company. If any of the following risks actually occurs, its business, financial condition or operating results could be harmed.

     There is no assurance that the Company will be successful in attracting new customers in the mortgage technology market, or that its existing customers will continue to purchase its products and support services. In addition, there is no assurance that the Company’s new mortgage technology products and services will be released in a timely fashion or that, if and when released, new products or services or its efforts to integrate its FlowMan product into its existing mortgage software products will be well-received by its target market or that others will not successfully develop competing products and services. Each of these events could have a material adverse effect on the Company’s revenues, financial condition or results of operations.

     Continued expansion of the Company’s operations in the EAI software market may require significant additional expenses and capital and could strain the Company’s management, financial or operational resources. Furthermore, gross margins attributable to this business area could be lower than those associated with the Company’s historical business activities. There can be no assurance that the Company would be able to expand its operations in a cost-effective or timely manner. Furthermore, any new products launched by the Company that are not favorably received by consumers could damage the Company’s reputation or the INTERLINQ brand. In addition, there is no assurance that others will not successfully develop competing products and services. The lack of market acceptance of any new products, or the Company’s inability to generate satisfactory revenues from such expanded services or products to offset their cost, could have a material adverse effect on the Company’s business, prospects, financial condition or results of operations.

     It is difficult for the Company to accurately estimate unit sales of its products and the volume of annual support contracts that its customers will purchase, due, in general, to the nature of the software markets and, specifically, to the cyclical and volatile nature of the residential mortgage-lending market, and the development stage of the EAI market. The Company’s revenues, operating income and net income tend to follow the volatility of mortgage refinance volumes, which are driven by mortgage interest rates. If interest rates are relatively high, mortgage refinance volumes tend to decline and the Company’s revenues also decline. However, when mortgage interest rates are relatively low, refinance volumes are higher and the Company usually experiences increased revenues, operating income and net income. There can be no assurance of the direction of mortgage-lending rates. A continued high-interest-rate environment could have a material adverse effect on the Company’s revenues, profitability or financial condition.

     The Company may in the future be party to litigation, including claims that the Company allegedly infringes third-party trademarks or other intellectual property rights. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     None.

Item 2. Changes in Securities

     None.

Item 3. Defaults upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     At the Company’s Annual Meeting of Shareholders held on December 4, 2001: The following nominees were elected to the Board of Directors:

	Affirmative Votes	Votes Withheld	Broker Nonvotes

Michael H. Jackman	4,597,587	65,000	—
Theodore M. Wight	4,612,187	50,400	—
Michael G. Meade	4,647,087	15,500	—

     Directors George S. Sarlo and Robert J. Gallagher will continue their current term as directors.

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

a)	Exhibits

None

b)	Reports on Form 8-K

There were no reports on Form 8-K filed during the quarter ended

December 31, 2001.

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 13, 2002

INTERLINQ Software Corporation (Registrant)

/s/ Alan Pickerill

Alan Pickerill Vice President Finance, Secretary Chief Financial Officer