Form 10-Q
period 2002-03-31
INTERLINQ SOFTWARE CORP
filed 2002-05-15
CIK 802242

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-21402

INTERLINQ Software Corporation

(Exact name of registrant as specified in its charter)

Washington (State or other jurisdiction of incorporation or organization)	91-1187540 (I.R.S. Employer Identification No.)

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

Yes     [X]                         No     [   ]

As of May 13, 2002, there were 4,822,661 shares of the registrant’s common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INTERLINQ Software Corporation
Condensed Balance Sheets
(unaudited)

	March 31,	June 30,
	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$5,315,188	$6,662,984
Short-term investments	4,430,436	2,225,858
Accounts receivable, net	915,334	1,379,174
Current deferred tax asset	20,712	119,967
Inventory, prepaid expenses & other current assets	1,108,315	875,940

Total current assets	11,789,985	11,263,923

Property and equipment, net	840,412	1,240,929
Capitalized software costs, net	1,755,597	2,639,311
Noncurrent deferred tax asset	94,176	545,480
Other assets	68,284	68,284

	$14,548,454	$15,757,927

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$316,980	$332,686
Accrued compensation and benefits	836,781	1,163,043
Other accrued liabilities	65,398	83,002
Customer deposits	513,634	514,493
Deferred software support fees	4,469,805	4,441,403

Total current liabilities	6,202,598	6,534,627

Noncurrent liabilities, excluding current installments	108,666	112,701
Shareholders’ equity:
Common stock	48,227	48,241
Additional paid-in capital	7,642,967	7,649,952
Retained earnings	545,996	1,412,406

Total shareholders’ equity	8,237,190	9,110,599

	$14,548,454	$15,757,927

See accompanying notes to condensed financial statements.

INTERLINQ Software Corporation
Condensed Statements of Operations
(unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,

	2002	2001	2002	2001

Net revenues:
Software license fees	$1,193,160	$1,240,461	$3,804,503	$3,275,152
Software support fees	2,507,169	2,446,673	7,503,240	7,235,824
Other	534,270	586,491	1,349,209	1,728,186

Total net revenues	4,234,599	4,273,625	12,656,952	12,239,162

Cost of revenues:
Software license fees	457,809	793,935	1,551,210	2,426,559
Software support fees	458,244	539,278	1,341,555	1,732,296
Other	215,371	320,496	689,259	978,496

Total cost of revenues	1,131,424	1,653,709	3,582,024	5,137,351

Gross profit	3,103,175	2,619,916	9,074,928	7,101,811

Operating expenses:
Product development	1,532,438	1,164,460	4,320,853	3,305,172
Sales and marketing	667,186	925,940	2,187,494	3,154,728
General and administrative	1,298,849	1,373,219	3,612,924	4,001,971
Amortization of goodwill and other intangible assets	—	214,830	—	644,490
Goodwill & capitalization of software write-off	—	2,302,586	—	2,302,586

Total operating expenses	3,498,473	5,981,035	10,121,271	13,408,947

Operating loss	(395,298)	(3,361,119)	(1,046,343)	(6,307,136)
Net interest and other income	40,160	133,902	179,933	445,952

Loss before income taxes	(355,138)	(3,227,217)	(866,410)	(5,861,184)
Income tax benefit	—	(179,526)	—	(1,154,094)

Net loss	$(355,138)	$(3,047,691)	$(866,410)	$(4,707,090)

Net loss per share — basic and diluted	$(.07)	$(.63)	$(.18)	$(.98)
Shares used to calculate net loss per share — basic and diluted	4,822,661	4,824,077	4,824,425	4,824,077

See accompanying notes to condensed financial statements.

INTERLINQ Software Corporation
Condensed Statements of Cash Flows
(unaudited)

	Nine Months Ended
	March 31,

	2002	2001

Cash flows from operating activities:
Net loss	$(866,410)	$(4,707,090)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	614,409	645,016
Amortization of capitalized software costs	1,504,015	2,285,569
Amortization of goodwill and other intangible assets	—	644,490
Goodwill & capitalized software write-off	—	2,302,586
Change in operating assets and liabilities:
Accounts receivable	463,840	700,038
Inventory, prepaid expenses and other current assets	(133,120)	363,094
Deferred tax assets	451,304	(292,878)
Accounts payable	(15,706)	(212,851)
Accrued compensation and benefits, and other accrued liabilities	(343,866)	178,842
Customer deposits	(859)	(36,924)
Deferred software support fees	28,402	(249,630)
Noncurrent liabilities	(4,035)	(401,134)

Net cash provided by operating activities	1,697,974	1,219,128

Cash flows from investing activities:
Purchases of property and equipment	(213,892)	(373,101)
Capitalized software costs	(620,301)	(1,638,774)
Purchases of investments	(4,061,675)	(5,649,144)
Proceeds from sales and maturities of short-term investments	1,857,097	7,184,209

Net cash used in investing activities	(3,038,771)	(476,810)

Cash flows from financing activities:
Proceeds from issuance of common stock	244	—
Repurchase of common stock	(7,243)	—

Net cash used in financing activities	(6,999)	—

Net increase (decrease) in cash and cash equivalents	(1,347,796)	742,318
Cash and cash equivalents at beginning of period	6,662,984	7,753,916

Cash and cash equivalents at end of period	$5,315,188	$8,496,234

See accompanying notes to condensed financial statements.

INTERLINQ Software Corporation
Notes to Condensed Financial Statements
March 31, 2002
(unaudited)

1. Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods are not necessarily indicative of the results for the year. The condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001, which was filed with the Securities and Exchange Commission on September 28, 2001.

2. Earnings Per Share

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and potentially dilutive securities outstanding during the period using the treasury stock method. Since the Company had a net loss for the three- and nine-month periods ended March 31, 2002 and 2001, the following options were excluded from the computation of diluted earnings per share because their inclusion would be anti-dilutive:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,

	2002	2001	2002	2001

Options excluded from computation	864,045	1,112,374	864,045	1,112,374
Weighted-average exercise price	$3.34	$4.52	$3.34	$4.52

3. Summary of Significant Accounting Policies

Revenue Recognition

Net revenues consist of software license fees, software support fees and other revenues.

The Company recognizes revenue in accordance with the provisions of Statement of Position 97-2, Software Revenue Recognition, as amended (“SOP 97-2”), which provides specific industry guidance and stipulates that revenue recognized from software arrangements is to be allocated to each element of the arrangement based on the relative fair values of the elements, such as software products, upgrades, enhancements, post contract customer support, consulting and implementation services or training. Under

SOP 97-2, the determination of fair value is based on objective evidence that is specific to the vendor. If such evidence of fair value for each undelivered element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value does exist or until all elements of the arrangement are delivered. Revenue is recognized when persuasive evidence of an arrangement exists and delivery has occurred, provided the fee is fixed and determinable, the ability to collect funds is probable and the arrangement does not require significant customization of the software.

Software support fees are recognized over the life of the related service contracts. Deferred software support fees represent fees charged to customers but not yet recognized as revenue.

Other revenues include training fees, consultation services and custom document fees. These revenues are recognized when the related service is completed or when the goods are shipped, as applicable.

Revenue from software license agreements with original equipment manufacturers (OEM), whereby the Company provides ongoing support over the term of the contract, is generally recognized ratably over the term of the contract.

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

The estimates of anticipated future gross revenues and remaining economic life of the Company’s products are subject to risks inherent in the software industry, such as changes in technology and customer perceptions. Management regularly reviews these estimates and makes adjustments as appropriate.

During the third quarter ended March 31, 2001, the Company determined that purchased software intended to be an integral part of the development of its new products no longer had value for that purpose, and that there was not a viable future alternative use. Accordingly, the Company wrote-off the remaining balance of this asset ($509,000). In addition, the Company determined that the net realizable value of certain of its products was less than the capitalized software assets associated with these products. The Company wrote-down the assets during the third quarter of 2001 and recorded a non-cash charge of $963,000

4. Segment Information

The operating segments reported below are the segments of the Company for which separate financial information is available and for which operating profit and loss amounts are evaluated and used by the chief operating decision-maker for making operating decisions, assessing performance and deciding on how to effectively allocate resources. The Company has three principal businesses and, therefore, three reportable business segments: Loan Production, Loan Servicing and Enterprise Application Integration (“EAI”). Prior to July 1, 2001, the Company had two reportable business segments: Mortgage Technology Division and Enterprise Technology Division. The information for 2001 has been restated into the new business segments.

Information by operating segment is set forth below:

			Enterprise
Quarter ended March 31	Loan	Loan	Application
(in thousands):	Production	Servicing	Integration	Total

2002:
Net revenues	$3,261	$841	$133	$4,235
Depreciation and amortization, including capitalized software amortization	487	146	9	642
Operating income (loss)	14	(201)	(208)	(395)
Capital expenditures	63	2	1	66
2001:
Net revenues	3,752	520	2	4,274
Depreciation and amortization, including capitalized software amortization	591	263	286	1,140
Goodwill & capitalized software write-off	882	540	881	2,303
Operating loss	(1,014)	(879)	(1,468)	(3,361)
Capital expenditures	50	2	—	52

			Enterprise
Nine months ended March 31	Loan	Loan	Application
(in thousands):	Production	Servicing	Integration	Total

2002:
Net revenues	$10,292	$2,134	$231	$12,657
Depreciation and amortization, including capitalized software amortization	1,561	445	112	2,118
Operating income (loss)	761	(1,000)	(807)	(1,046)
Capital expenditures	206	4	4	214
2001:
Net revenues	10,527	1,710	2	12,239
Depreciation and amortization, including capitalized software amortization	1,974	740	861	3,575
Goodwill & capitalized software write-off	882	540	881	2,303
Operating loss	(1,813)	(1,911)	(2,583)	(6,307)
Capital expenditures	304	51	18	373

5. New Accounting Standards

In August 2001, the Financial Accounting Standards Board issued Statement No. 143 (SFAS No.143), Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal use of the asset. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. The Company will adopt the provisions of SFAS No. 143 on July 1, 2002. The Company expects the adoption of this statement will not have a material impact on its financial statements.

In July 2001, the Financial Accounting Standards Board issued two new statements: Statement No. 141 (SFAS No. 141), Business Combinations and Statement No. 142 (SFAS No. 142), Goodwill and Other Intangible Assets. SFAS No. 141 will require business combinations entered into after June 30, 2001 to be accounted for using the purchase method of accounting. Specifically identifiable intangible assets acquired, other than goodwill, will be amortized over their estimated useful economic life. SFAS No. 142 will require that goodwill and intangible assets acquired in a purchase business combination will not be amortized, but should be tested for impairment at least annually. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and applies to all goodwill and other intangible assets recognized in an entity’s statement of financial position at that date, regardless of when those assets were initially recognized. The adoption of SFAS 141 did not have an impact on the Company’s financial statements. The Company does not expect the adoption of SFAS 142 to have a material effect on the financial position or results of operations of the Company.

In October, 2001, the Financial Accounting Standards Board issued Statement No. 144 (SFAS No. 144), Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of, it retains many of the fundamental provisions of that Statement. SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, it retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment or in a distribution to owners) or is classified as held for sale. The Company will adopt the provisions of SFAS No. 144 on July 1, 2002. The Company is still evaluating the impact of the adoption of this statement on its financial statements.

6. NASDAQ Delisting

The Company received a Nasdaq Staff letter on October 2, 2001, indicating that the Company failed to comply with the new minimum shareholder equity requirements of the Nasdaq for continued listing, and will have until November 1, 2002 to comply. If the Company fails to comply with the new rules they will be subject to delisting from the Nasdaq National Market.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

     The Company’s disclosure and analysis in this quarterly report contain forward-looking statements that involve risks and uncertainties, such as statements of its plans, objectives, expectations and intentions. When used in this report, the words “looking forward,” “expects,” “believes,” “intends,” “anticipates,” “plans,” “projects,” “estimates,” “cautiously optimistic,” “future” and similar expressions are intended to identify forward-looking statements. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterization of future events or circumstances are forward-looking statements, including statements about potential increases or decreases in future revenues or expenses, product completion or release dates and statements relating to the potential accounting charges and cost savings resulting from the restructuring and future financial results. All such forward-looking statements are based on the opinions or estimates of management at the time the statements are made and are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Factors that could affect the Company’s actual financial results include, but are not limited to, the Company’s ability to deliver its next-generation MortgageWare lending platform, enhance its loan servicing technology and sustain its current levels of customer support. Other factors include the failure to realize anticipated cost-savings from the restructuring in the fourth quarter of fiscal year 2001 on a sustained basis, or at all, and changes in interest rates and the mortgage industry in general, as well as factors discussed in the “Certain Additional Factors Affecting Future Results” section included elsewhere in this report. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Form 10-Q. The Company undertakes no obligation to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

Overview

     INTERLINQ Software Corporation (the “Company”) was incorporated in the state of Washington in 1982. The Company is a leading provider of technology that helps organizations effectively manage complex, information-intensive business transactions. The Company offers software-based business solutions to commercial banks, mortgage banks, mortgage brokers, credit unions and savings institutions, including a number of the leading mortgage originators. The Company’s flagship loan production products, MortgageWare® Loan Management System and MortgageWare®TC, process approximately one in eight retail residential mortgage loans, more than any other system.

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

     The Company currently has three main product lines including its loan production products, its loan servicing products and its EAI product. The Company’s flagship loan-production products, MortgageWare® Loan Management System and MortgageWare®TC, are currently being rewritten and the Company expects to deliver a beta-version of its next-generation loan-production product by the end of calendar year 2002, with commercial release of the product scheduled for the first quarter of calendar year 2003. When complete, the Company expects that the next-generation loan-production product will provide a platform to generate future revenue growth. During the remainder of fiscal year 2002, the Company intends to generate revenue growth primarily from the sale of mortgage loan servicing technology, MortgageWare TC with Workflow Tools and increased participation in strategic OEM relationships with organizations offering complementary products. The Company expects these areas of growth to complement the Company’s current products, which address operational efficiency in order to decrease the time and cost of the mortgage loan cycle. The Company has planned releases of new enhancements and upgrades to existing products targeted for the remainder of calendar year 2002, including the integration of FlowMan into MortgageWare Loan Servicing™, the Company’s client-server-based loan servicing system and the inaugural release of MortgageWare Connect™ which will replace the Company’s MortgageWare® Electronic Loan-Application Interface product and provide a platform for supply chain integration that will enable lenders to integrate existing MortgageWare systems with third-party systems to speed loan cycle time and improve customer service. Through fiscal year 2001 the Company experienced a gradual increase in software license fee revenue on a quarter-to-quarter basis, due primarily to significant improvements in the mortgage-lending industry’s lending volumes starting in January 2001. The Company has also seen software license fee growth from the first quarter to the second quarter of fiscal year 2002, also due to increased industry lending volumes. However, during the last three months, lending volumes have decreased and the Company’s software license fees for new capacity in its loan production products have reflected this relative weakening of the mortgage-lending market.

NET REVENUES

Three months ended March 31,
(In thousands, except percentages)	2002	2001	Change

Software license fees	$1,193	$1,240	(4)%
Software support fees	2,507	2,447	2%
Other	535	587	(9)%

Total net revenues	$4,235	$4,274	(1)%

     Net revenues consist of software license fees, software support fees and other revenues (which include training, consulting fees,

document fees and other miscellaneous sales), net of discounts and sales returns.

     Software license fees were $1,193,000 for the quarter ended March 31, 2002, a decrease of 4% from $1,240,000 in the comparable quarter of the prior year. Software license fees were $3,805,000 for the nine months ended March 31, 2002, an increase of 16% from $3,275,000 in the comparable nine months of the prior year. This increase in software license fees for the nine months ended March 31, 2002 was the result of a stronger sales environment primarily due to lower mortgage-lending rates and higher refinancing volumes (as previously discussed). It is difficult for the Company to measure the impact of the mortgage-lending volume environment and to estimate the related future impact on software license fees.

     The Company believes that certain potential customers may have concerns about the Company’s development schedule for its next-generation loan-production system, which may cause customers to delay purchasing software until the new product is released.

     Software support fees remained relatively unchanged, totaling $2,507,000 for the quarter ended March 31, 2002, an increase of 2% from $2,447,000 in the comparable quarter of the prior year. Software support fees were $7,503,000 for the nine months ended March 31, 2002, an increase of 4% from $7,236,000 in the comparable nine months of the prior year. For the remainder of the fiscal year, the Company believes software support fees will remain flat compared to the first nine months of fiscal year 2002. These fees may be negatively impacted as a result of reduced software license fees or possible attrition to the Company’s customer base.

     Other revenues were $535,000 for the quarter ended March 31, 2002, a decrease of 9% from $587,000 in the comparable quarter of the prior year. For the nine-month period ended March 31, 2002, other revenue decreased 22% to $1,349,000 from $1,728,000 for the same nine-month period of the prior year. This decrease was due primarily to a decrease in consulting and services revenue resulting from an uncharacteristically large professional services project in the first and second quarters of fiscal year 2001, which did not recur in the corresponding period of fiscal year 2002. The Company expects its other revenues to remain relatively flat or increase slightly during the remainder of fiscal year 2002.

     While lending volumes decreased in the quarter ended March 31, 2002 compared to the previous two quarters, the Company believes the overall lending environment as of March 31, 2002, to be favorable compared to most historical measures. Nonetheless, there can be no assurance that mortgage-lending volumes will not decrease further or experience a high level of volatility. Such decreases or volatility could have a material adverse effect on the Company’s business, financial condition or results of operations. Even if mortgage-lending volumes increase, the Company’s customers may not have the need for additional capacity or desire additional technological infrastructure, which could result in an adverse effect on the Company’s results of operations.

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

COST OF REVENUES

Three months ended March 31,
(In thousands, except percentages)	2002	2001	Change

Software license fees	$458	$794	(42)%
Percentage of software license fees	38%	64%

Software support fees	$458	$539	(15)%
Percentage of software support fees	18%	22%

Other revenue	$215	$321	(33)%
Percentage of other revenue	40%	55%

Total cost of revenues	$1,131	$1,654	(32)%
Percentage of net revenues	27%	39%

     Cost of software license fees consists primarily of the amortization of capitalized software development costs and, to a lesser extent, commissions and royalties paid to third parties for certain interface products and the purchase and duplication of disks and product documentation. As a percentage of software license fees, cost of software license fees decreased to 38% for the quarter ended March 31, 2002, compared to 64% for the quarter ended March 31, 2001. As a percentage of software license fees, cost of software license fees decreased to 41% for the nine months ended March 31, 2002, compared to 74% for the nine months ended March 31, 2001. These decreases were due primarily to significantly lower amortization of capitalized software development costs, combined with higher revenues in the nine-month period ended March 31, 2002, compared to the same period of the prior year. The amount of amortization decreased to $456,000 and $1,504,000 for the quarter and nine months ended March 31, 2002, respectively, compared to $727,000 and $2,286,000, respectively, in the comparable periods of the prior year. This reduction was due to the Company writing-off $1,470,000 million of certain capitalized software development costs during fiscal year 2001 and to several products becoming fully amortized within the past six months.

     In April 2001, the Company experienced a reduction in its workforce through a combination of lay-offs and attrition. The impact has resulted in generally lower payroll, travel and telephone expenses for the first nine months of fiscal year 2002.

     Cost of software support fees includes salaries and other costs related to providing telephone support and the purchase, duplication and shipping of disks associated with software updates. As a percentage of software support fees, cost of software support fees decreased to 18% for the quarter ended March 31, 2002, compared to 22% for the quarter ended March 31, 2001. The percentages of software support fees for the nine-month periods ended March 31, 2002 and 2001 were comparable with the corresponding quarters at 18% and 24%, respectively. This decrease for both the three-month and nine-month periods ending March 31, 2002 were due primarily to software support fees remaining relatively flat while the related costs were decreasing. The dollar cost of software support fees decreased 15% over the prior year’s third quarter, primarily representing decreased payroll, travel, telephone and freight costs for the customer support group. These reductions are due mostly to fewer employees in the customer support group in the third quarter of fiscal year 2002 compared to the third quarter of fiscal year 2001, as a result of the lay-offs in April 2001. The Company expects the dollar cost of software support fees to remain relatively flat or increase slightly through the end of fiscal year 2002.

     Cost of other revenue includes primarily the salaries and non-reimbursable expenses for the employees who provide training and consulting services. As a percentage of other revenue, cost of other revenue decreased to 40% for the quarter ended March 31, 2002, compared to 55% for the quarter ended March 31, 2001. The dollar cost of other revenue decreased by 33% over the prior year’s third quarter and was due mostly to fewer employees, which caused payroll, travel and telephone expenses to be lower. As a percentage of other revenue, cost of other revenue decreased to 51% for the nine months ended March 31, 2002, compared to 57% for the same period in the prior fiscal year. The dollar cost of other revenue decreased by $289,000, or 30%, for the nine months ended March 31, 2002 compared to the same period of the prior fiscal year, due also to fewer employees and related expenses.

OPERATING EXPENSES

Three months ended March 31,
(In thousands, except percentages)	2002	2001	Change

Product development	$1,532	$1,164	32%
Percentage of net revenues	36%	27%

Sales & marketing	$667	$926	(28)%
Percentage of net revenues	16%	22%

General & administrative	$1,299	$1,373	(5)%
Percentage of net revenues	31%	32%

Amortization of goodwill	—	$215	(100)%
Percentage of net revenues	—	5%

Goodwill and capitalization of software write-off	—	$2,303	(100)%
Percentage of net revenues	—	54%

     Product development expenses primarily include salaries for software developers and analysts and expenses associated with computer equipment used in software development, net of costs capitalized. As a percentage of net revenues, product development expenses increased to 36% for the quarter ended March 31, 2002, compared to 27% for the quarter ended March 31, 2001. For the nine months ended March 31, 2002, product development expenses increased to 34% of net revenues, compared to 27% for the nine months ended March 31, 2001. The increase in percentage was due primarily to a reduction in the amounts of development expenditures capitalized. The Company has not yet reached technological feasibility on certain projects under development and is no longer capitalizing development costs on some products due to their expected replacement by the new MortgageWare product. The Company capitalized $175,000 and $521,000 of development expenditures for the quarters ended March 31, 2002, and 2001, respectively. The Company also capitalized

$620,000 and $1,639,000 of development expenditures for the nine months ended March 31, 2002, and 2001, respectively. Including the amounts capitalized for the three months ended March 31, 2002 and 2001, product development and related expenditures increased by $22,000 from the prior year’s third quarter. This increase in development expenditures is primarily the result of increased payroll costs, compared to the prior year’s third quarter. The Company expects overall development spending to increase slightly for the remainder of fiscal year 2002. The Company is investing in resources to expedite the development of its next-generation loan production product.

     Sales and marketing expenses consist primarily of salaries, sales commissions and travel costs for the Company’s sales and marketing personnel and, to a lesser extent, advertising, trade shows and other promotional activities. As a percentage of net revenues, sales and marketing expenses decreased to 16% for the quarter ended Mach 31, 2002, compared to 22% for the quarter ended March 31, 2001. For the nine-month period ended March 31, 2002, sales and marketing expenses decreased to 17% of net revenues, compared with 26% for the same period in the prior fiscal year. For the three months ended March 31, 2002, sales and marketing expenses decreased by $259,000, compared to the prior fiscal year’s third quarter. For the nine months ended March 31, 2002, sales and marketing expenses decreased by $967,000 compared to the same period of the prior fiscal year. The dollar decrease in sales and marketing expenses for the third quarter and nine months ended March 31, 2002 was due primarily to a reduction in payroll costs, travel and advertising as a result of the reduction of employees caused by the Company’s restructuring in April 2001 and other cost control measures. The Company expects sales and marketing expenses to increase slightly for the remainder of fiscal year 2002, compared to the first three quarters of fiscal year 2002.

     General and administrative expenses primarily include costs associated with finance, accounting, information systems, human resources, order fulfillment, administration and facilities. As a percentage of net revenues, general and administrative expenses decreased to 31% for the quarter ended March 31, 2002, compared to 32% for the quarter ended March 31, 2001. General and administrative expenses decreased by $74,000 for the third fiscal quarter and decreased by $389,000 for the nine months ended March 31, 2002. These decreases were due primarily to the absence of consulting and professional fees in the quarter and nine months ended March 31, 2002 that were incurred during the first three quarters of fiscal year 2001 relating to the evaluation of strategic alternatives for the Company. In addition, bad debt expense and depreciation costs were lower compared to the prior year’s first nine months. The Company expects general and administrative expenses to increase slightly or remain relatively flat for the remainder of fiscal year 2002, compared to the first three quarters of fiscal year 2002.

     Amortization of goodwill and other intangible assets consists of the straight-line amortization of assets obtained by the Company as a result of its acquisition of Logical Software Solutions Corporation (“LSS”) on June 30, 1998. These assets included workforce-in-place, customer lists, trade name, non-compete and employment agreements and goodwill, which were being amortized over their estimated useful lives of three to four years. The Company accounted for the acquisition of LSS under the purchase method of accounting. The Company wrote-off the remaining goodwill from this acquisition during the third quarter of fiscal year 2001 and therefore no longer incurs this amortization expense.

NET INTEREST AND OTHER INCOME

Three months ended March 31,
(In thousands, except percentages)	2002	2001	Change

Net interest and other income	$40	$134	(70)%
Percentage of net revenues	1%	3%

     As a percentage of net revenues, net interest and other income decreased to 1% in the quarter ended March 31, 2002, compared to 3% for the quarter ended March 31, 2001. This decrease was due primarily to lower interest rates, which resulted in a lower return on the Company’s investments.

     As of March 31, 2002, the Company had no interest-bearing debt outstanding and anticipates no new debt financing in the foreseeable future. Accordingly, the Company expects net interest and other income for the foreseeable future to reflect net interest income.

INCOME TAXES

Three months ended March 31,
(In thousands, except percentages)	2002	2001	Change

Income taxes	—	$(180)	NA
Effective tax rate	—	6%

     Income taxes include federal and state income taxes currently payable and deferred taxes arising from temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The Company did not record any income tax benefit during the quarter and nine months ended March 31, 2002 due to the evaluation of the likelihood of recoverability of these additional deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital, which consists principally of cash, cash equivalents, short-term investments, prepaid expenses and accounts receivable, was $5,587,000 as of March 31, 2002, compared to $4,729,000 as of June 30, 2001. Cash and cash equivalents decreased by $1,348,000 for the nine months ended March 31, 2002. The decrease in cash was primarily due to the purchase of short-term investments, net of sales and maturities, and $214,000 used for purchases of property and equipment and $620,000 invested in software development activities. These amounts were offset by $1,698,000 of cash provided by operating activities for the nine months ended March 31, 2002.

     Long-term cash requirements, other than normal operating expenses, are anticipated for the development of new software products and enhancement of existing products, financing anticipated growth, the possible acquisition of other software products, technologies and businesses and the possible repurchase of the Company’s common stock. The Company believes that its existing cash, cash equivalents, short-term investments and cash generated by operations will be sufficient to satisfy its currently anticipated cash requirements for the remainder of fiscal year 2002.

Certain Additional Factors Affecting Future Results

     The Company recommends carefully considering the risks described below, together with all of the other information included in this quarterly report on Form 10-Q. The risks and uncertainties described below are not the only ones facing the Company. If any of the following risks actually occurs, the Company’s business, financial condition or operating results could be harmed.

     There is no assurance that the Company will be successful in attracting new customers in the mortgage technology market, or that its existing customers will continue to purchase its products and support services.

     There is no assurance that the Company’s new mortgage technology products and services will be released in a timely fashion or that, if and when released, new products or services or the Company’s efforts to integrate its FlowMan product into its existing mortgage software products will be well-received by its target market or that others will not successfully develop competing products or services. Each of these events could have a material adverse effect on the Company’s revenues, financial condition or results of operations.

     Continued expansion of the Company’s operations in the EAI software market may require significant additional expenses and capital and could strain the Company’s management, financial or operational resources. Furthermore, gross margins attributable to this business area could be lower than those associated with the Company’s historical business activities. There can be no assurance that the Company would be able to expand its operations in a cost-effective or timely manner. Furthermore, any new products launched by the Company that are not favorably received by consumers could damage the Company’s reputation or the INTERLINQ brand. In addition, there is no assurance that others will not successfully develop competing products or services. The lack of market acceptance of any new products, or the Company’s inability to generate satisfactory revenues from such expanded services or products to offset their cost, could have a material adverse effect on the Company’s business, prospects, financial condition or results of operations.

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

     The Company’s common stock is currently listed on the Nasdaq National Market. To maintain this listing, the Company must continue to satisfy ongoing listing requirements, including consistently maintaining a minimum of $10 million of shareholders’ equity beginning November 1, 2002. As of March 31, 2002, the Company’s shareholders’ equity was $8,237,000. The Company is unlikely to meet the Nasdaq National Market minimum shareholders’ equity requirement unless it conducts an equity financing of sufficient size. The Company may be unable to complete such an equity financing, and even if such a financing is successfully completed, it will result in significant dilution to existing shareholders. If the Company fails to satisfy the minimum shareholders’ equity requirement, the Nasdaq National Market’s alternative listing standard would require the Company to have a market capitalization of $50 million (or total assets and total revenue of $50 million each), a public float of 1.1 million shares having a market value of $15 million and a minimum bid price of $3 per share. The Company currently does not meet these alternative requirements, and it is unlikely that it will do so by November 1, 2002. If the Company does not meet the Nasdaq National Market continuing listing requirements, Nasdaq could initiate delisting procedures at any time after November 1, 2002. As part of this procedure, the Company believes it will have an opportunity to present a plan for achieving compliance with the Nasdaq National Market continuing listing requirements. If necessary, the Company will present such a plan. If Nasdaq accepts the plan, the Company would be granted an extension of time to comply. If, however, Nasdaq does not accept the Company’s plan or if the Company fails to meet the listing requirements within any extension period granted in response to the plan, the Company would lose its Nasdaq National Market listing. In that event, the Company would likely seek listing of its common stock on the Nasdaq SmallCap Market or the Over-the-Counter Bulletin Board, both of which are viewed by many investors as a less liquid marketplace. Loss of the Company’s Nasdaq National Market listing could make it more difficult for the Company to raise capital or complete acquisitions and also complicate compliance with state “blue sky” laws. In addition, the market price of the Company’s common stock could be adversely affected by the loss of its Nasdaq National Market listing.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     The Company does not hold any derivative financial instruments in its investment portfolio and is not subject to foreign currency exchange rate risk. Its financial instruments consist of cash and cash equivalents, short-term investments, trade accounts and contracts receivable and accounts payable. The Company’s exposure to market risk for changes in interest rates relates primarily to its short-term investments and short-term obligations; accordingly, fluctuations in interest rates would not have a material impact on the fair value of these securities.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     None.

Item 2. Changes in Securities

     None.

Item 3. Defaults upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

a)	Exhibits

None

b)	Reports on Form 8-K

There were no reports on Form 8-K filed during the quarter ended March 31, 2002.

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERLINQ Software Corporation (Registrant)

Dated: May 13, 2002	/s/ Michael Castle Michael Castle Vice President Finance, Chief Financial Officer (Principal Financial and Accounting Officer)