Form 10-K
period 2002-06-30
INTERLINQ SOFTWARE CORP
filed 2002-09-27
CIK 802242

OMB APPROVAL OMB Number: 235-0063 Expires: March 31, 2003 Estimated average burden hours per response 430.00

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-21402

INTERLINQ Software Corporation
(Exact name of registrant as specified in its charter)

Washington (State or other jurisdiction of incorporation or organization)	91-1187540 (I.R.S. Employer Identification No.)

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

Yes ☒	No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. ☐

     The aggregate market value of voting stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on September 24, 2002 as reported on the Nasdaq National Market, was approximately $29,868,242.

     As of September 24, 2002, there were 4,825,241 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of INTERLINQ Software Corporation’s definitive proxy statement for its special meeting of shareholders to be held on October 14, 2002, which was filed with the Securities and Exchange Commission on September 16, 2002, are incorporated by reference into Part III of this report.

PART I

Forward-Looking Statements

     The Company’s disclosure and analysis in this annual report contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. When used in this discussion, the words “looking forward,” “expects,” “believes,” “intends,” “anticipates,” “plans,” “projects,” “estimates,” “cautiously optimistic,” “future” and similar expressions are intended to identify forward-looking statements. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterization of future events or circumstances are forward-looking statements, including statements about potential increases or decreases in future revenues and expenses and statements relating to future financial results. All such forward-looking statements are based on the opinions or estimates of management at the time the statements are made and are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Factors that could affect the Company’s actual financial results include, but are not limited to, the Company’s ability to deliver its next-generation MortgageWare® lending platform, enhance its loan servicing technology and sustain its current levels of customer support, and changes in interest rates and the mortgage industry in general, as well as the “Certain Additional Factors Affecting Future Results” section included elsewhere in this report. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except as required by law, the Company undertakes no obligation to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 1. BUSINESS

Overview

     INTERLINQ Software Corporation, or the Company, is a Washington corporation incorporated in 1982. The Company is a leading provider of technology that helps organizations effectively manage complex, information-intensive business transactions. The Company offers software-based business solutions and technologies to commercial banks, mortgage banks, mortgage brokers, credit unions and savings institutions, including a number of the top mortgage originators. The Company’s flagship products, MortgageWare® Loan Management System and MortgageWare®TC, process approximately one in ten retail residential mortgage loans in the United States, more than any other system.

     On August 6, 2002, the Company announced that it had entered into an Agreement and Plan of Merger with Harland Financial Solutions, Inc., a wholly owned subsidiary of John H. Harland Co. John H. Harland Company is a publicly traded company listed on the New York Stock Exchange under the symbol (NYSE: JH). If the merger is completed, the Company will become a wholly owned subsidiary of Harland Financial Solutions, Inc. and the Company’s shareholders will be entitled to receive $6.25 in cash, without interest, in exchange for each share of the Company’s common stock owned. Holders of the Company’s stock options will be entitled to receive $6.25 in cash, without interest, less the exercise price of the options, for each share of the Company’s common stock represented by the options. Before the Company can complete the merger, however, the holders of more than 50% of the shares of the Company’s common stock outstanding as of September 6, 2002 must vote to approve and adopt the merger. Accordingly, the Company has called a special meeting of shareholders for October 14, 2002 to consider the merger. The

Company has also filed a proxy statement with the Securities and Exchange Commission and distributed it to the Company’s shareholders.

     The Company’s business is currently focused on three main product lines, including its loan production products, its loan servicing products and its FlowMan® technology for enterprise application integration and business process management.

     The Company’s primary target market includes mortgage lenders with more than $25 million annual origination volume, the largest mortgage brokerage companies and the specialty servicing institutions in the United States, Puerto Rico, Guam and the Virgin Islands. According to Company estimates based on available industry data, this market is composed of approximately 500 mortgage banks, 1,000 mortgage brokers, 700 commercial banks, 1,500 credit unions, 500 savings institutions and 1,000 specialty servicing institutions. More broadly, the Company considers the entire financial services industry a potential market for its products and services.

     The Company’s loan production and loan servicing product lines offer a set of business solutions that manage the entire life cycle of a residential mortgage loan, from point of sale through closing and loan servicing. Using these integrated products, which together comprise the MortgageWare Enterprise product suite, lenders and servicers can gain greater operational efficiency, real-time access to data and a cost-effective means for managing and integrating information. Data is entered once, managed from a central point and is accessible by any licensed user. The product suite can perform a wide variety of mission-critical enterprise tasks, including matching loan programs for lenders and borrowers, originating and servicing mortgage loans and risk analysis of all loans within an organization’s pipeline.

     The Company’s flagship products, MortgageWare® Loan Management System and MortgageWare®TC, are currently being revised to help lenders leverage newer technologies in their lending operations. The Company expects to deliver MortgageWareE3™, its next-generation Web-based lending platform by the end of the third quarter of fiscal year 2003 and has already started to pre-sell the platform within its existing customer base. The Company is also planning to release another new product, MortgageWare CONNECT™, which will work with existing MortgageWare systems and will be an integral part of MortgageWareE3™. Meanwhile, during the first three quarters of fiscal year 2003, the Company expects to generate revenue primarily from the sale of its loan servicing technology to new and existing customers and by sales of MortgageWare®TC, MortgageWare®TC Workflow Tools, and other related products, primarily to existing customers. The Company has planned releases of new enhancements to existing products during fiscal year 2003.

     The Company also provides technology for enterprise application integration and business process management directly to customers and through third parties. Based on the award-winning FlowMan® technology acquired in June 1998, the software enables organizations to integrate disparate software systems and applications and improve overall business processes and practices across an entire enterprise. FlowMan® is designed to coordinate the execution and timing of all tasks, events and decisions for key business processes across legacy systems, enterprise applications, client-server systems and Internet technologies.

     The Company believes that potential customers for FlowMan® include technology providers in vertical markets that encompass complex, information-intensive business transactions such as healthcare, insurance, government, transportation and utilities etc. The Company believes that software providers in these vertical markets can use FlowMan® as an integration/process management toolkit or component to enhance their own products’ functionality and architecture. The Company also believes that organizations in the financial services industry can use FlowMan® to support application integration efforts and the re-engineering of processes across departments and environments, even without training in the specific underlying technologies.

Strategy

     The Company’s strategy is to strengthen and leverage its position as a leading technology provider in the financial services industry. This strategy includes extending the scope of the Company’s easy-to-use, PC-, client-server- and Web-based offerings to help customers shape their business activities through the use of technology and information. As the Company is able to leverage success stories from the use of its FlowMan® technology in the mortgage industry, it also believes it will be able to move deeper into the broader financial services market. The Company believes it is supported in this strategy by a strong base of recurring revenue from long-term customer relationships and the activities of a direct sales force.

     Easy-to-Use, Integrated Business Solutions for Mortgage Lenders and Servicers

     The Company believes its customers require software solutions that are specifically designed for their business challenges and that are easy to install, use and support. The Company’s strategy is to leverage customer input to continually refine or revamp its software solutions, and create solutions that can be integrated with customers’ other applications for maximum efficiency. In order to provide consistent, high-quality support and service, the Company generally does not create customized software; however, it does enhance its products, from time to time, for certain customers on a “pay for priority” basis. In addition, modifications and enhancements requested by customers are typically used in determining content for product upgrades.

     Enterprise Application Integration and Business Process Management Market

     The Company established the enterprise application management business unit with the goal of increasing distribution of FlowMan® beyond the MortgageWare product line through original equipment manufacturers relationships and selective end-user agreements. The Company believes a need exists in a number of information-intensive vertical markets (such as healthcare, government, transportation and utilities, etc.) for enterprise application integration/business process management technology that can be used to enhance existing and developmental stage software products as well as proprietary in-house solutions. During fiscal year 2002, the Company began work to support two key original equipment manufacturers deals with major technology providers, QuadraMed and XP Systems, a Fiserv unit. These two technology companies are using FlowMan® to enhance their own product offerings — QuadraMed provides information management solutions to the health care industry and XP Systems provides core banking solutions to the credit union industry. The Company’s future financial performance in this area will depend partly on its ability to move beyond the mortgage lending technology market and into the broader financial services market. There can be no assurance that the Company’s strategic objectives will succeed or that the market for enterprise application integration and business process management software will continue to grow.

     Direct Sales Force

     The Company believes that industry-specific expertise and knowledge are required to sell its products and therefore, it employs a direct sales force. The Company retains sales personnel whom it believes are skilled in residential mortgage, construction lending and loan servicing, as well as Web- and client-server-based software applications. The Company believes that maintaining its own sales force allows it to develop and nurture long-term customer relationships.

     Long-Term Customer Relationships

     The Company attempts to build long-term relationships with its customers by providing them with personal contact from management, training and implementation and continuing services such as consulting, toll-free telephone, e-mail and Web-based support and participation in user groups. The Company monitors customer satisfaction and sponsors or purchases research to stay abreast of industry needs. The Company believes that its ability to respond to changing customer needs strengthens its recurring revenue opportunities and decreases the possibility of customer attrition to competitive products.

Products and Services

     The Company believes that its strength lies in its ability to provide financial services companies with integrated solutions for originating, processing, secondary marketing, servicing and analyzing residential mortgage loans. The Company offers a variety of products for strategic and tactical business solutions in the mortgage industry, including the MortgageWare® Loan Management System, MortgageWare®TC and MortgageWare®TC with Workflow Tools, as well as other products that manage the life cycle of a loan: MortgageWare Entre™, MortgageWare InfoLINQ®, MortgageWare MarketLINQ®, MortgageWare InvestorLINQ®, MortgageWare Loan Servicing, MortgageWare Loan Servicing Gateway® and BuilderBLOCK$®. Together, these business solutions make up the MortgageWare Enterprise — a product suite that offers a means for greater operational efficiency enterprise-wide, faster access to information and cost-effective management of information content.

     The Company also offers FlowMan®, a powerful suite of infrastructure tools for enterprise application integration and business process management capabilities. FlowMan® has been integrated into key areas of the MortgageWare Enterprise product suite and is also licensed to original equipment manufacturers and end-user customers.

     MortgageWare®TC, MortgageWare®Loan Management System (LMS) and MortgageWare®TC with Workflow Tools

     The Company’s modular loan production systems accommodate qualifying, point-of-sale origination, processing, closing, settlement, pipeline tracking and information management. MortgageWare®TC, the thin-client version of the MortgageWare LMS, has been designed to reduce network traffic, improve performance, simplify hardware requirements and reduce exposure to network-related problems. MortgageWare®TC uses a 32-bit Windows client-server architecture. MortgageWare®TC with Workflow Tools incorporates the Company’s FlowMan® technology to enhance loan production with process management capabilities. The workflow system has been designed to automate complex processes and help lenders adjust those processes to their resources and needs in real-time. The system’s graphical user interface allows non-technical managers to design and adjust processes without programming.

     MortgageWare Entre™

     The Company recently redesigned the architecture of its point-of-sale system to provide loan officers or brokers with the flexibility to work more conversationally in front of the borrower. MortgageWare Entre™ enables these originators to customize their screen flows, using only the screens necessary to complete each loan application. These originators may use the system to quickly pre-qualify borrowers for purchases and refinances, show side-by-side comparisons of different loan programs and give the borrower conditional loan approval on the spot. The Company believes that the combination of MortgageWare Entre™ and its loan production systems gives mortgage originators a competitive advantage because it can improve communication between originators in the field and the back-office processing department, eliminating the potential for error and decreasing the time to close.

     Automated Underwriting and Services Interfaces

     Both the MortgageWare loan production systems and the MortgageWare Entre™ point-of-sale solution offer lenders seamless access to automated underwriting services. Lenders gain the ability to order risk grade evaluation and mortgage insurance and request underwriting through Freddie Mac’s Loan Prospector, and the ability to request underwriting directly from Fannie Mae’s Desktop Underwriter. Another interface connects the loan production systems and Entre to Fannie Mae’s MORNETPlus Connections Credit Service, which automates the ordering of credit reports.

     MortgageWare MarketLINQ®

     MortgageWare MarketLINQ® is a 32-bit Windows-based product, serves as a central point of data entry and maintenance for all mortgage loan programs and rates, including tiered pricing, which allows an administrator to electronically distribute up-to-date information enterprise-wide on demand. This program ensures that data is entered into the system only once — whether the data is entered in-house or by a loan officer in the field. Since MarketLINQ delivers pricing into the lender’s loan production system, lenders may compare actual locked interest rates against rate sheet data, to ensure the uniformity of their loan pricing.

     MortgageWare InvestorLINQ®

     MortgageWare InvestorLINQ® is a 32-bit Windows-based product, is a complete risk-management and analysis tool. The system helps lenders accurately measure exposure, decide what and how to sell, make trades, allocate loans and analyze performance. A pooling module provides easy allocation of loans to pools and can be used by secondary marketing personnel to manage the risks inherent with securities trading.

     MortgageWare Loan Servicing

     The Company believes that its MortgageWare Loan Servicing enhances a customer’s profitability by offering a cost-effective alternative to mainframe-based servicing. In addition, it expands access to loan data and customer information, improving customer service capabilities and increasing opportunities for risk management and cross-selling. MortgageWare Loan Servicing uses a 32-bit Windows client-server architecture and a SQL Server database.

     MortgageWare Loan Servicing Gateway

     A streamlined version of MortgageWare Loan Servicing, Servicing Gateway is a low-cost product designed specifically for those lenders holding loans for sale. Using Servicing Gateway, they can collect payments and account for interest paid without the cost of a full servicing system.

     BuilderBLOCK$

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

     MortgageWare InfoLINQ®

     MortgageWare InfoLINQ® is an intranet-based application that enables better business decisions by making it easy to distribute critical information enterprise-wide. The product can be set up to automatically collect data from MortgageWare or other systems and transform it into information ready for analysis. Customized desktop reports can be distributed even to non-MortgageWare users.

     MortgageWare External Loan-Application Interface

     This product imports loan-application data captured in a MORNETPlus 1003 Version 3.0 format, translating leads collected by call centers, Web sites or other loan-origination vehicles into loan applications ready for processing in MortgageWare. It supports data integrity by flagging potential errors.

     FlowMan®

     FlowMan® technology enables companies to integrate disparate applications, including legacy systems, to improve processes and practices across an enterprise. FlowMan® is designed to coordinate the execution and timing of all tasks, events and decisions for key business processes across legacy systems, enterprise applications, client-server systems and Internet technologies. The technology is composed of an enterprise application framework, engineering tools and a user interface. The enterprise application framework, which on the client PC may operate as either a Windows 32-bit client-server- or browser-based Web application, serves as a communication pipeline throughout the enterprise. The framework’s core elements, composed of the business process engine, business rules engine and component interface, allow abstraction of the process model and business rules from third-party and legacy applications and allow technology components such as imaging, forms, DBMS and other products to be connected into the FlowMan® framework. This tight integration protects the organization’s technology investment and eliminates the need to mandate standard enterprise components in favor of a best-of-breed approach. FlowMan® also provides flexibility through rapid implementation and modification of the enterprise technology framework. Applications can be added, removed, or replaced by other application components in a plug-and-play fashion. The interface layer of the FlowMan® framework enables easy integration of each application into the overall enterprise framework, allowing interoperability between disparate systems and across the enterprise. FlowMan® offers three-tier architecture for expanded scalability, component object model (COM) technology, object-oriented methodology and ActiveX® controls. It is deployable across distributed network environments.

New Products

     Integration of FlowMan® with MortgageWare Loan Servicing

     The Company continues to integrate FlowMan® into MortgageWare Loan Servicing. This is expected to further broaden the capabilities and benefits of MortgageWare Loan Servicing and further strengthen the MortgageWare Enterprise product suite.

     MortgageWare CONNECT™

     The Company is developing a product for data exchange between MortgageWare systems and other systems that relies on FlowMan® integration and business process management technologies. MortgageWare CONNECT™ will be designed to work with existing MortgageWare systems and will also be an integral part of MortgageWareE3™, the Company’s next-generation lending platform, as part of its initial release. The product will work in concert with the lending platform to help lenders integrate electronic third-party services into their lending processes and drive connectivity across the mortgage supply-chain. The product is expected to be released for use with existing MortgageWare systems during the fourth quarter of fiscal year 2003.

     MortgageWareE3™

     The Company continues to re-design its next-generation lending platform to include all the features and functionality of MortgageWare LMS and MortgageWare®TC, in a new framework that uses FlowMan® technology and leverages the Microsoft NET programming model. The Web-based MortgageWareE3™ platform will accommodate both electronic input and manual data entry. It offers a browser-based, graphical user interface designed to enable rapid navigation within a loan application. The new platform also incorporates functionality previously only available from the Company through the separate purchase of MarketLINQ, InfoLINQ and the MortgageWare External Loan Application Interface. The platform can also be customized by the organization: users can create new screens, design business process flows and integrate third-party systems and technologies into their business processes. The platform will be commercially released in the third quarter of fiscal year 2003. The Company has already sold the product into a portion of its customer base and the related revenue will be recognized upon delivery of the product.

     Default-Management Module for MortgageWare Loan Servicing

     The Company has signed an agreement to integrate a proven, third-party default management system into its loan servicing platform. The Company will private-label the new module, which fills a key functionality gap, for commercial release during the second quarter of fiscal year 2003. The Company believes that the product will make the overall system more attractive to larger loan servicers.

Complementary Products and Services

     The Company provides training, implementation services and consulting services to assist its customers in the use of its software. These services are typically performed at the customer’s location and are tailored to meet the customer’s needs. Customers may also attend regional training seminars or consult one of the Company’s regionally-based trainers for individual assistance.

     The Company has entered into several strategic alliances with organizations offering complementary products. Electronic forms and custom electronic documents necessary in the loan production process are available to customers through a special marketing agreement with VMP Electronic Laser Forms, Inc., a division of CBF Systems, Inc. Under this agreement, customers are introduced to these products by the Company’s direct sales force. Responsibility for producing, maintaining compliance and shipping documents to customers is held by VMP. The Company receives a percentage of the revenue collected by VMP.

     The Company has developed interfaces to Fannie Mae, Freddie Mac and Ginnie Mae networks to facilitate delivery of closed loans. In addition, the Company has developed several programs to export servicing data to loan servicing systems for its customers.

     Other relationships include a reselling agreement with NetUpdate, which offers Web-based point-of-sale tools to MortgageWare customers, and a revenue-sharing arrangement with SwiftView for its SwiftSend product, which enables e-delivery of MortgageWare-produced loan documents.

Customer Service and Support

     The Company believes that excellent customer service is vital to its success and future growth. For many customers, the MortgageWare Enterprise products have become critical to their daily operations. Accordingly, customers rely on the Company for continued support and enhancement of its products. Customers who buy licenses to use the Company’s products also purchase an annual support contract. Customers are required to purchase support contracts to receive product upgrades and to receive customer support services.

     The Company has a Major Account Services group to serve the needs of its largest customers. As of June 30, 2002, 47 of its customers were included in the program. The Major Account Services staff acts as liaison for each major account customer, following up on issues and setting priorities for system enhancements. With this program, the Company believes that it can better address the needs of its largest customers and improve overall service for all its customers.

Product Development

     The Company examines new technologies and platforms on an ongoing basis to determine their potential benefits to customers.

     The MortgageWare Enterprise product suite continues to evolve based on input from many sources, including customers who submit and track software enhancement requests over the Web to suggest corrections or enhancements. The Company maintains a database of all product support calls, which provides feedback to its Product Development department. In addition, the Company maintains a database that is accessible to registered customers via the Internet that provides product and troubleshooting information.

     The Company is currently revising its flagship loan production systems and expects to deliver a replacement for MortgageWare LMS and MortgageWare®TC during the third quarter of fiscal year 2003.

     The Company is organized into product-line focused teams working on products or closely related groups of products. These teams are led by senior managers with work experience in customer environments directly related to their respective products. Product line management assumes responsibility for product-line profitability, as well as product content and quality. Remaining personnel in these teams typically possess similar qualifications with additional experience in the systems analysis or quality assurance disciplines. Engineering and release preparation services are provided to the product lines through a matrix reporting relationship. Employees on these teams are selected for their expertise in software architecture, programming languages, quality assurance automation or technical writing.

     The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. There can be no assurance that the Company will be successful in developing and marketing product enhancements or new products that respond to technological change or evolving industry standards, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these products or that its new products and product enhancements will adequately meet the requirements of the marketplace and achieve market acceptance. If the Company is unable, for technological or other reasons, to develop and introduce new products or enhancements of existing products in a timely manner in response to changing market conditions or customer requirements, or if the Company is unable to develop appropriate partnerships to bring this product to market, the Company’s business, operating results and financial condition will be materially adversely affected.

Sales and Marketing

     The Company employs a direct sales force because it believes that considerable expertise is required to sell its mortgage technology products and that strong customer relationships are key to its success. As of June 30, 2002, the Company employed one national sales manager, four regional sales executives charged with generating new business and four regional account managers selling to current customers based on their changing business needs. The sales and account executives are located throughout the country and are each responsible for an assigned geographic territory corresponding to a quadrant of the country. These personnel are supported by a customer account services team handling contracts and other administrative details.

     Sales leads are generated through various sources, including magazine advertising, industry databases, trade shows, purchased lists, direct mail, telemarketing, customer referral and membership in various trade organizations. The Company tracks lead sources to determine the most cost-effective use of its promotional budget.

     Customers

     The Company’s mortgage technology customer base is geographically diverse and covers a broad range of sizes and types of financial institutions. MortgageWare products are installed and currently supported for customers in 50 states plus Puerto Rico and Guam. As of June 30, 2002, this customer base was composed of approximately 20% mortgage brokers, 12% mortgage banks, 30% commercial banks, 26% credit unions, 5% savings institutions and 7% specialized servicing institutions and other organizations. In fiscal year 2002, no single customer accounted for more than 10% of the Company’s net revenues.

     Competition

     The market for mortgage-related software products is highly competitive. The Company’s competitors include: software vendors offering integrated financial services packages; software consultants and value-added resellers who deliver custom or customized software products; in-house management information services and programming resources of some of the Company’s larger existing and potential customers; and software vendors and service bureaus (outsourcers) offering specialized products for the mortgage lending industry.

     The Company believes the main competitive factors include price, features, functionality and customer support. Some competitive products cost significantly less than MortgageWare software, and price-sensitive buyers tend to choose these products. Competitors market competing products on mainframe-, mini-computer-, PC-, server- and Web-based platforms with a wide array of pricing. Some competitors have significantly greater financial, technical, marketing and sales resources than the Company; some offer financial services products not offered by the Company. The Company believes it is the leading provider of server-based software for residential mortgage loan production.

     In addition to the Company’s current competitors, there are many companies involved in providing software and related services to segments of the financial services industry other than residential mortgage lending. Because of similarities both in the customer base and the types of products and services provided compared to those of the Company, these companies are potential competitors of the Company. There is no assurance that the Company would be successful in competing against these potential competitors should any of them decide to enter the Company’s market.

     The enterprise application integration/business process management software market is intensely competitive and subject to rapid change. Competitors vary in size and in the scope and breadth of the products and services offered. Some companies are stronger on the integration side and some focus on the business process management side. Some of these companies offer tool kits; others offer solutions complete with process templates reflecting specific vertical market expertise. A number of companies have already captured significant market share, including IBM, Tibco, webMethods, SeeBeyond and Vitria.

     Many of the Company’s current and potential competitors have significantly greater financial, technical, marketing and other resources than the Company; some offer complementary products not offered by the Company. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products than the Company can. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not materially adversely affect its business, operating results and financial condition.

General Corporate Information

Intellectual Property and Other Proprietary Rights

     The Company regards its software as proprietary and essential to its business. The Company relies primarily on a combination of copyright, trademark and trade secret laws, employee and third-party nondisclosure agreements, license agreements and other intellectual property protection methods to protect its proprietary technology. In September 1998, the Company received a patent covering part of the FlowMan® technology, which will expire in April 2015.

     Despite the Company’s efforts to protect its proprietary rights, unauthorized parties may attempt to copy the Company’s products or to obtain and use its proprietary information. Policing unauthorized use of the Company’s products is difficult, and since the Company is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. There can be no assurance that the Company’s means of protecting its proprietary rights will be adequate or that competitors will not independently develop similar technology.

     There has been frequent litigation in the computer industry regarding intellectual property rights. There can be no assurance that third parties will not, in the future, claim infringement by the Company with respect to current or future products, trademarks or other proprietary rights. Any such claims could be time-consuming, result in costly litigation, cause diversion of management’s attention, cause product release delays, require the Company to redesign its products or require the Company to enter into royalty or licensing agreements. These royalty or licensing agreements, if required, may not be available on terms acceptable to the Company, or at all, any of which occurrences could have a material adverse effect upon the Company’s business, financial condition or results of operations.

Manufacturing

     The principal materials used in the Company’s products include compact disks (or computer diskettes) and documentation. The manufacturing process includes the development and testing of software by the Company, plus the production of a master copy for duplication. The Company contracts with an outside source to duplicate major product releases and updates. Accompanying documentation in paper form, which is minimal since most documentation is delivered electronically, is created by the Company and sent to an outside source to be reproduced. The Company generally ships products within a few business days after receipt of an order. The Company typically has little or no software backlog. At June 30, 2002, excluding the pre-release orders for its next-generation platform, MortgageWareE3™, the Company’s software backlog was insignificant.

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

     Failure to comply with these laws and regulations could lead to a lender’s loss of approved status, termination of its servicing contracts without compensation, demands for indemnification or loan repurchase, class action lawsuits and administrative enforcement actions. Should loan production processes or documentation arising from use of the Company’s products result in a customer violating such requirements, such customer, or the government authority whose requirements were not met, might claim that the Company is responsible, which could have an adverse effect upon the Company and its reputation in the mortgage lending industry, regardless of outcome.

Certain Additional Factors Affecting Future Results

     There is no assurance that the Company will be successful in attracting new customers in the mortgage technology market, or that its existing customers will continue to purchase its products and support services. In addition, there is no assurance that the Company’s new mortgage technology products and services will be released in a timely fashion or that, if and when released, new products or services will be well received by its target market or that others will not successfully develop competing products and services. Each of these events could have a material adverse effect upon the Company’s revenues, financial condition or results of operations.

     There is no assurance that the Company will be successful achieving its strategic objectives in maximizing the return on its investment in the FlowMan® technology. In addition, there is no assurance that others will not successfully develop competing products and services. Each of these events could have a material adverse effect upon the Company’s revenues, financial condition or results of operations.

     Continued expansion of the Company’s operations in the enterprise application integration and business process management software market might require significant additional expenses and capital and could strain the Company’s management, financial and operational resources. Furthermore, gross margins attributable to this business area could be lower than those associated with the Company’s historical business activities. There can be no assurance that the Company would be able to expand its operations in a cost-effective or timely manner. Furthermore, any new products launched by the Company that are not favorably received by consumers could damage the Company’s reputation or the INTERLINQ brand. The lack of market acceptance of such products or the Company’s inability to generate satisfactory revenues from such expanded services or products to offset their cost could have a material adverse effect on the Company’s business, prospects, financial condition or results of operations. It is difficult for the Company to accurately estimate unit sales of its products and the volume of annual support contracts that its customers will purchase due in general to the nature of the software markets, and specifically to the cyclical and volatile nature of the residential mortgage lending market, and the development stage of the enterprise application integration market.

     The Company’s revenues continue to be tied to the prevailing interest-rate environment. In early 1994, the residential mortgage lending market experienced a reduction in mortgage refinance volumes due to a rise in interest rates. The Company experienced a significant decrease in net revenues, operating income and net income during the fourth quarter of fiscal year 1994 which continued through most of fiscal year 1995. During fiscal years 1997, 1998 and 1999, in part due to the increase in mortgage lending and refinance volumes, the Company had increased revenues, operating income and net income.

     During the fourth quarter of fiscal year 1999 and through December 2000, mortgage-lending rates began to rise and the mortgage lending and refinance volumes decreased substantially. As a result, the Company experienced a significant decrease in net revenues, operating income and net income. Net revenues began to grow again as interest rates dropped and stayed low during the second half of fiscal year 2001 and throughout fiscal year 2002. There can be no assurance that mortgage-lending rates will not rise again. A continued high-interest-rate environment could have a material adverse effect on the Company’s revenues, profitability or financial condition.

     The Company may in the future be party to litigation arising in the course of business, including claims that the Company allegedly infringes third-party trademarks and other intellectual property rights. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

     The Company’s common stock is currently listed on the Nasdaq National Market. To maintain this listing, the Company must continue to satisfy ongoing listing requirements, including consistently maintaining a minimum of $10 million of shareholders’ equity beginning November 1, 2002. As of June 30, 2002, the Company’s shareholders’ equity was $7.9 million. The Company is unlikely to meet the Nasdaq National Market minimum shareholders’ equity requirement unless it conducts an equity financing of sufficient size. The Company may be unable to complete such an equity financing, and even if such a financing is successfully completed, it will result in significant dilution to existing shareholders. If the Company fails to satisfy the minimum shareholders’ equity requirement, the Nasdaq National Market’s alternative listing standard would require the Company to have a market capitalization of $50 million (or total assets and total revenue of $50 million each), a public float of 1.1 million shares having a market value of $15 million and a minimum bid price of $3 per share. The Company currently does not meet these alternative requirements, and it is unlikely that it will do so by November 1, 2002. If the Company does not meet the Nasdaq National Market continuing listing requirements, Nasdaq could initiate delisting procedures at any time after November 1, 2002. As part of this procedure, the Company believes it will have an opportunity to present a plan for achieving compliance with the Nasdaq National Market continuing listing requirements. If necessary, the Company will present such a plan. If Nasdaq accepts the plan, the Company would be granted an extension of time to comply. If, however, Nasdaq does not accept the Company’s plan or if the Company fails to meet the listing requirements within any extension period granted in response to the plan, the Company would lose its Nasdaq National Market listing. In that event, the Company would likely seek listing of its common stock on the Nasdaq SmallCap Market or the Over-the-Counter Bulletin Board, both of which are viewed by many investors as a less liquid marketplace. Loss of the Company’s Nasdaq National Market listing could make it more difficult for the Company to raise capital or complete acquisitions and also complicate compliance with state “blue sky” laws. In addition, the market price of the Company’s common stock could be adversely affected by the loss of its Nasdaq National Market listing.

Employees

     As of June 30, 2002, the Company employed 151 people, including 14 in sales and marketing, 79 in product development, 33 in customer service and 25 in operations. None of the Company’s employees is represented by a labor union, and the Company believes that its relationship with its employees is good.

Executive Officers of the Registrant

     As of June 30, 2002, the executive officers of the Company were as follows:

Name	Age	Position

Michael H. Jackman	54	Chief Executive Officer and President
Michael D. Castle	40	Chief Financial Officer, Vice President of Finance
		and Administration and Secretary

     Michael H. Jackman was appointed director, President and Chief Executive Officer in June 2001. From 1998 to June 2001, he served as President of Fiserv Corporation’s easyLENDER division. His previous experience includes senior management positions at Accredited Home Lenders in San Diego, HNC Software in San Diego and TRW Real Estate Loan Services in Orange, California, which is now part of First American Corporation.

     Michael D. Castle was named Chief Financial Officer, Vice President of Finance and Administration and secretary in March 2002. Previously, he was executive vice president and chief financial officer of Conversay, a speech recognition software firm in Redmond, Washington. Mr. Castle has also held senior financial management positions at Winchester Ammunition and PRIMEX Technologies, both subsidiaries of Connecticut-based Olin Corporation, a publicly held firm. (PRIMEX was later purchased by General Dynamics.) Mr. Castle holds an MBA in finance from Washington State University and a bachelor’s degree in economics and accounting from the University of Washington.

ITEM 2. PROPERTIES

     The Company is currently leasing and occupying approximately 35,000 square feet of office space in Bellevue, Washington. This lease expires in November 2005 and contains two consecutive renewal options for five years each. The Company believes that its current facilities will be adequate for its needs through the end of fiscal year 2003.

ITEM 3. LEGAL PROCEEDINGS

     The Company is not aware of any pending legal proceedings against it that, individually or in the aggregate, would have a material adverse effect on its business, operating results or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ending June 30, 2002.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     The Company’s common stock has traded on the Nasdaq National Market under the symbol “INLQ” since April 27, 1993. As of September 06, 2002 the Company had 145 shareholders of record and 1,005 beneficial shareholders, based on computations including participants in security positions listings, as defined by Rule 17Ad-8 of the Exchange Act. Presented below are quarterly closing stock price ranges as reported on Nasdaq National Market for the periods indicated.

	High	Low

Fiscal year ended June 30, 2002
Fourth quarter	$2.30	$1.41
Third quarter	1.89	1.42
Second quarter	2.05	1.30
First quarter	2.25	1.85
Fiscal year ended June 30, 2001
Fourth quarter	$2.50	$1.44
Third quarter	2.72	1.56
Second quarter	3.75	2.03
First quarter	4.25	2.06

     The Company has never paid dividends on its common stock. The Company currently intends to retain future earnings for use in its business and therefore does not currently anticipate paying dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

	Twelve Months Ended June 30,

	2002	2001	2000	1999	1998

Statements of Operations Data	(in thousands)
Net revenues:
Software license fees	$5,134	$4,737	$6,934	$13,092	$9,647
Software support fees	10,012	9,673	9,768	8,637	6,976
Other	1,965	2,204	2,209	2,702	1,723

Total net revenues	17,111	16,614	18,911	24,431	18,346

Cost of revenues:
Software license fees	2,015	3,016	2,245	2,506	1,778
Software support fees	1,797	2,220	2,600	2,731	2,445
Other	880	1,262	1,420	1,468	859

Total cost of revenues	4,692	6,498	6,265	6,705	5,082

Gross profit	12,419	10,116	12,646	17,726	13,264

Operating expenses:
Product development	5,956	4,555	4,018	3,225	1,609
Sales and marketing	2,952	4,137	4,870	5,983	5,674
General and administrative	4,857	5,260	4,984	5,988	3,754
Amortization of goodwill and other intangible assets	—	644	859	858	—
Goodwill & capitalized software write-off	43	2,353	—	—	—
Purchase of in-process research & development	—	—	—	—	1,350
Restructuring costs	—	504	—	—	—

Total operating expenses	13,808	17,453	14,731	16,054	12,387

Operating income (loss)	(1,389)	(7,337)	(2,085)	1,672	877
Net interest income	234	542	544	545	744

Income (loss) before income tax expense (benefit)	(1,155)	(6,795)	(1,541)	2,217	1,621
Income tax expense (benefit)	—	(1,154)	(539)	820	616

Net income (loss)	$(1,155)	$(5,641)	$(1,002)	$1,397	$1,005

Per Share Data:
Net income (loss) — basic	$(.24)	$(1.17)	$(.20)	$.27	$.19

Net income (loss) — diluted	$(.24)	$(1.17)	$(.20)	$.25	$.19

Shares used to calculate net income (loss) per share — basic	4,824	4,824	4,912	5,174	5,213
Shares used to calculate net income (loss) per share — diluted	4,824	4,824	4,912	5,485	5,376
Balance Sheet Data:
Cash, cash equivalents and investments	$11,084	$8,889	$10,111	$11,763	$13,908
Working capital	5,845	4,729	6,877	8,227	8,525
Total assets	14,870	15,758	22,190	25,797	26,770
Total shareholders’ equity	7,949	9,111	14,752	17,517	17,155

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

     The Company’s disclosure and analysis in this annual report contain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. When used in this discussion, the words “looking forward,” “expects,” “believes,” “intends,” “anticipates,” “plans,” “projects,” “estimates,” “cautiously optimistic,” “future” and similar expressions are intended to identify forward-looking statements. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterization of future events or circumstances are forward-looking statements, including statements about potential increases or decreases in future revenues and expenses and future financial results. All such forward-looking statements are based on the opinions or estimates of management at the time the statements are made and are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Factors that could affect the Company’s actual financial results include, but are not limited to, the Company’s ability to deliver its next-generation MortgageWare lending platform, enhance its loan servicing technology and sustain its current levels of customer support, failure to realize anticipated cost-savings from its fiscal year 2001 restructuring on a sustained basis, or at all, and changes in interest rates and the mortgage industry in general, as well as the “Certain Additional Factors Affecting Future Results” section included elsewhere in this report. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except as required by law, the Company undertakes no obligation to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Introduction

Overview

     INTERLINQ Software Corporation, established in 1982, provides software technology for organizations in the mortgage-lending marketplace. Customers include banks, savings institutions, mortgage banks, mortgage brokers and credit unions, including a number of the top 100 mortgage originators. Mortgage lenders began automating the process of originating, processing and closing mortgage loans in the mid-1980s, during which time the Company introduced its flagship product MortgageWare LMS. Since then, the Company has introduced a number of additional products to manage a loan through its entire life cycle, including MortgageWare Loan Servicing which is used to service mortgage loans after closing and funding. Generally, when interest rates are low and mortgage volumes are high, customers and prospective customers purchase more automation infrastructure. On the other hand, when interest rates are high and mortgage volumes are low, customers and prospective customers slow down or stop purchasing automation infrastructure. As a result, the Company’s financial results have historically followed the cyclical nature of the mortgage-lending industry.

     Flowman®, the Company’s enterprise technology product, is a business solution designed to provide a process-centered enterprise application integration framework. The Company is striving to maximize the return of its investment in the FlowMan® technology within its MortgageWare Enterprise product suite and the financial services industry. FlowMan® has been integrated with MortgageWare®TC and is the core framework for the Company’s next generation web-based MortgageWareE3™. It is also currently being integrated with MortgageWare Loan Servicing. The Company also plans to continue to license this technology to other software providers in vertical markets both inside and outside of the financial services industry.

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

     The Company is currently migrating the MortgageWare lending system to a new architectural platform to upgrade the graphical user interface and the database structure. This project is expected to result in a new product that offers a commercially competitive loan production system on a technologically advanced platform. The Company expects that existing customers will benefit from the Company’s efforts to ensure the new product’s compatibility with other products in the MortgageWare Enterprise product suite and its similarity to previous versions of the loan management system. The intent is to leverage its customer’s investments in user training, business process definition, hardware and operating system software. We expect that this will shorten the adoption curve and reduce the expense typically associated with major application conversion efforts.

     Near the end of the 1999 fiscal year, mortgage interest rates began to rise. As a result, the Company began to observe a softening in the sales environment driven by reduced mortgage origination volumes as well as by uncertainties related to Year 2000 issues. This environment continued through fiscal year 2000 and fiscal year 2001 as mortgage-lending volumes were down through December 2000. Mortgage lending volumes began increasing in January 2001, and compared to most historical volumes have remained high through the end of fiscal year 2002. This increase in lending volume has led to certain customers purchasing additional capacity, but the Company has not yet seen its customers adding large-scale capacity. The Company believes that this is due in part to its customers’ caution about the lending environment and in part to uncertainty about the Company’s development plans and schedules. Most recently, the Company believes that the sales of its existing MortgageWare products have been negatively impacted by the approaching planned release of MortgageWareE3™.

Critical Accounting Policies

     Management’s discussion and analysis of its financial position and results of operations are based upon the Company’s audited financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these audited financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Management believes that the critical accounting policies and areas that require the most significant judgments and estimates to be used in the preparation of the audited financial statements are:

     Revenue Recognition

     The Company recognizes revenue in accordance with the provisions of Statement of Position 97-2, Software Revenue Recognition (“SOP 97-2”), which provides specific industry guidance and stipulates that revenue recognized from software arrangements is to be allocated to each element of the arrangement based on the relative fair values of the elements, such as software products, upgrades, enhancements, post contract customer support, consulting and implementation services, or training. Under SOP 97-2, the determination of fair value is based on objective evidence that is specific to the vendor. If such evidence of fair value for each element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value does exist or until all elements of the arrangement are delivered. Revenue is recognized when persuasive evidence of an arrangement exists and delivery has occurred, provided the fee is fixed and determinable, collectibility is probable and the arrangement does not require significant customization of the software.

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

     Revenue from software license agreements with original equipment manufacturers, whereby the Company provides ongoing support over the term of the contract, is generally recognized ratably over the term of the contract.

     Product Development and Capitalized Software Costs

     Software development costs incurred in conjunction with product development are charged to product development expense in the period the costs are incurred until technological feasibility is established. Technological feasibility is established after the completion of a working model. Thereafter, all software product development costs are capitalized and reported at the lower of unamortized cost or net realizable value. Software costs incurred in conjunction with the acquisition of technologically feasible products developed externally are capitalized and reported at the lower of unamortized cost or net realizable value.

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

     The Company’s capitalization and amortization of development costs depend on the determination of technological feasibility and the recoverability of those costs in future periods. Changes in estimates surrounding technological feasibility and the recoverability of capitalized development costs would likely materially impact the amount of costs capitalized and the period over which the capitalized costs would be amortized to expense.

     Accounts Receivable

     The Company performs a quarterly analysis to determine the appropriate allowance for doubtful accounts. This analysis includes various analytical procedures and a review of factors, including specific individual balances selected from a cross-section of the accounts that comprise total accounts receivable, our history of collections, as well as the overall economic environment. The allowance for doubtful accounts is an estimate of the Company’s inability to collect accounts receivable and actual collections may be different than these estimates. Changes in the estimates may materially impact the amount of bad debt expense recorded by the Company.

Net Revenues
($ in thousands)

	2002	Change	2001	Change	2000

Software license fees	$5,134	8%	$4,737	(32)%	$6,934
Software support fees	10,012	4	9,673	(1)	9,768
Other	1,965	(11)	2,204	—	2,209

Total net revenues	$17,111	3%	$16,614	(12)%	$18,911

     Software license fees increased by 8% for fiscal year 2002 compared to fiscal year 2001, and decreased by 32% for fiscal year 2001 compared to fiscal year 2000. The Company attributes the increase in software license fees for fiscal year 2002 to stronger sales environment primarily due to lower mortgage-lending rates and higher refinancing volumes (as previously discussed). The Company attributes the decrease in software license fees for fiscal year 2001 to uncertainty surrounding the future of the Company and the market’s perception of the Company’s current product offering as well as a slow lending environment during the first half of the fiscal year. During fiscal year 2001, the Company announced that it had retained an investment banker to assist in a search for a strategic partner or acquirer. This project was halted in April 2001. In addition, the Company believes its sales suffered as a result of the perception that the Company’s flagship products, MortgageWare® Loan Management System and MortgageWare®TC, although acknowledged to be comprehensive and reliable, employ an older underlying technology. The Company is currently re-writing this product and expects to deliver a beta-version of it’s new loan production system by the end of calendar year 2002, with commercial release of the product scheduled for the first quarter of calendar year 2003.

     Software support fees increased by 4% for fiscal year 2002 compared to fiscal year 2001, and decreased by 1% for fiscal year 2001 compared to fiscal year 2000. Software support fees are calculated as a percentage of a customer’s software value. The increase for fiscal year 2002 was due mostly to slightly higher software license fees over the prior year and higher support fees charged for certain products. The decrease for fiscal year 2001 was due to a decrease in the cumulative installed base of the Company’s software, which was offset somewhat by higher support fees charged for certain products. The reduction in the installed base of the Company’s software is primarily due to an increase in customer deactivations and a decrease in recent software license fees, as previously discussed. Software is deactivated by customers who (a) need to reduce the number of licensed users or licensed loan capacity due to a change in business conditions, (b) are acquired by other mortgage lenders using competitive lending technology, (c) decide to switch to a competitive mortgage lending product or (d) are going out of business.

     Other revenues decreased by 11% for fiscal year 2002 compared to fiscal year 2001, and remained relatively unchanged for fiscal year 2001 compared to fiscal year 2000. This fiscal year 2002 decrease was primarily due to the absence of a large custom programming project performed during fiscal year 2001. Custom programming revenues for fiscal year 2001 were greater than in fiscal year 2000 but were offset by lower training revenue and document referral fees, associated with lower software license fees for fiscal year 2001.

     Looking forward, the Company is cautiously optimistic that the mortgage-lending volume will remain relatively strong for the foreseeable future. The Company believes that certain customers may have concerns about the Company’s development schedule for its next-generation loan production system, which may cause a downward pressure on revenue generation through a delay in software purchases until the new product is released. However, the Company is committed to driving revenue growth through sales of its loan servicing and enterprise application integration products. The Company expects these two offsetting factors to lead to a relatively flat or slightly increased software license fee revenue for fiscal year 2003, until the release of its next-generation loan production system. The Company believes higher support fees in fiscal year 2003 on the Company’s loan servicing product will help to offset the slight decline in the installed base of the Company’s software and as such, the Company believes that software support fees for fiscal year 2003 are likely to remain relatively consistent or increase slightly compared to those earned in fiscal year 2002. Other revenues are expected to remain consistent or increase slightly, due to training and implementation related to the new MortgageWare product, in fiscal year 2003.

Cost of Revenues
($ in thousands)

	2002	Change	2001	Change	2000

Software license fees	$2,015	(33)%	$3,016	34%	$2,245
Percentage of software license fees	39%	—	64%	—	32%
Software support fees	$1,797	(19)%	$2,220	(15)%	$2,600
Percentage of software support fees	18%	—	23%	—	27%
Other	$880	(30)%	$1,262	(11)%	$1,420
Percentage of other revenues	45%	—	57%	—	64%
Total cost of revenues	$4,692	(28)%	$6,498	4%	$6,265
Percentage of total net revenues	27%	—	39%	—	33%

     Cost of software license fees consists primarily of the amortization of capitalized software development costs and, to a lesser extent, commissions and royalties paid to third parties for certain interface products, the purchase and duplication of disks and product documentation. As a percentage of software license fees, cost of software license fees decreased to 39% for fiscal year 2002 compared to 64% for fiscal year 2001 and increased to 64% for fiscal year 2001 compared to 32% for fiscal year 2000. The decrease for fiscal year 2002 was primarily due to significantly lower amortization of capitalized software development costs, combined with slightly higher revenues for the fiscal year 2002. The increase for fiscal year 2001 compared to fiscal year 2000 was primarily due to the substantial decrease in software license fee revenue described above combined with a substantial increase in the amortization of capitalized software development costs. The increases in amortization were due to the shortened estimated useful lives of certain products along with the fact that the Company began to amortize costs associated with certain purchased technology and new products released during fiscal year 2001.

     The dollar amount of the cost of software license fees decreased by 33% from $3.02 million in fiscal year 2001 to $2.02 million in fiscal year 2002. The decrease for fiscal year 2002 was primarily due to significantly lower amortization of capitalized software development costs. The amount of amortization decreased to $1.97 million for fiscal year 2002 compared to $2.94 million for fiscal year 2001. This reduction was due to the Company writing-off $1.47 million of certain capitalized software development costs during fiscal year 2001 and to several products becoming fully amortized within the year. The dollar amount of the cost of software license fees increased by 34% from $2.25 million in fiscal year 2000 to $3.02 million in fiscal year 2001. This increase was due primarily to higher amortization of capitalized software development costs for three products. The development costs for MortgageWare Entre™ increased in fiscal year 2001 and fiscal year 2002, increasing the resulting amortization of those costs. The amortization associated with the MortgageWare Loan Servicing product also increased due to higher development costs, but was partially offset by the write-off of a portion of previously capitalized software development costs in March 2001. Also, certain previously purchased technology was amortized beginning in July 2000 through March 2001 when the remainder of those capitalized costs were written-off. Amortization of capitalized software development costs was $1.97 million, $2.94 million and $2.06 million for fiscal years 2002, 2001 and 2000, respectively. The Company expects the dollar amount of its amortization of capitalized software development costs to decrease for fiscal year 2003 compared to fiscal year 2002 due primarily to certain products becoming fully amortized in the past year and in fiscal year 2003.

     Cost of software support fees includes salaries and other costs related to providing telephone support and the purchase, duplication and shipping of disks associated with software updates. As a percentage of software support fees, the cost of software support fees decreased to 19% for fiscal year 2002 compared to 23% in fiscal year 2001, and decreased to 23% for fiscal year 2001 compared to 27% for fiscal year 2000. The decrease in both fiscal years was due primarily to the cost of software support fees decreasing compounded in fiscal year 2002 with increasing support fee revenue. The dollar amount of the cost of software support fees decreased by $423,000, or 19%, in fiscal year 2002 as compared to fiscal year 2001. This decrease was primarily the result of reduced headcount in the company’s customer support group combined with other savings in areas such as travel, telephone, freight and diskette expenses. The dollar amount of the cost of software support fees decreased by $380,000, or 15%, in fiscal year 2001 as compared to fiscal year 2000. This decrease was primarily the result of reduced headcount combined with other savings in areas such as travel and telephone expenses. Looking forward, the Company expects the dollar cost of software support fees to increase based on anticipated support for the new MortgageWare product to be released later in fiscal year 2003.

     Cost of other revenues consists primarily of the salaries and non-reimbursable expenses for the employees who provide training, custom programming, data conversions and consulting services. As a percentage of other revenues, cost of other revenues decreased to 45% for fiscal year 2002 compared to 57% for fiscal year 2001, and decreased to 57% for fiscal year 2001 compared to 64% for fiscal year 2000. In fiscal year 2002, the decrease was primarily due to the reduced headcount costs, related travel and telephone expenses based on the Company lay-offs in April 2001. The decrease in fiscal year 2001 was due primarily to overall cost reductions in training and consulting services, while the other revenues remained unchanged. Looking forward, the Company expects the cost of other revenues to increase based on implementation needs and training for the new MortgageWare product to be released later in fiscal year 2003.

Operating Expenses
($ in thousands)

	2002	Change	2001	Change	2000

Product development	$5,956	31%	$4,555	13%	$4,018
Percentage of net revenues	35%	—	27%	—	21%
Sales and marketing	$2,952	(29)%	$4,137	(15)%	$4,870
Percentage of net revenues	17%	—	25%	—	26%
General and administrative	$4,857	(8)%	$5,260	6%	$4,984
Percentage of net revenues	28%	—	32%	—	26%
Amortization of goodwill and other intangible assets	—	—	$644	(25)%	$859
Percentage of net revenues	—	—	4%	—	5%
Goodwill & capitalized software write-off	$43	(98)%	$2,353	—	—
Percentage of net revenues	—	—	14%	—	—
Restructuring expenses	—	—	$504	—	—
Percentage of net revenues	—	—	3%	—	—

     Product development expenses include salaries for software developers and analysts, facility costs and expenses associated with computer equipment used in software development, net of costs capitalized. As a percentage of net revenues, product development expenses increased to 35% for fiscal year 2002 compared to 27% for fiscal year 2001, and increased to 27% for fiscal year 2001 compared to 21% for fiscal year 2000. The increase in product development expenses as a percentage of net revenues for fiscal year 2002 consisted of a dollar increase of $1.4 million. The dollar increase for fiscal year 2002 consisted of increasing payroll costs for a larger development team, combined with a significant decrease in the amount of capitalized software development costs compared with fiscal year 2001. The larger development team was required due to increasing work on the new MortgageWareE3™ project and a major upgrade release for MortgageWare Entre™ in fiscal year 2002. Since development on MortgageWareE3™ project has not yet reached technological feasibility for software capitalization purposes, the capitalized software amount in fiscal year 2002 was much lower than fiscal year 2001. The increase in product development expenses as a percentage of net revenues for fiscal year 2001 compared to 2000 consisted of a dollar increase of $537,000 combined with the 12% decrease in net revenues discussed above. The dollar increase for fiscal year 2001 consisted of increasing payroll costs for a larger development team, combined with a decrease in the amount of capitalized software development costs compared with fiscal year 2000. Total product development spending was $6.57 million for fiscal year 2002 compared to $6.30 million in the prior year. The Company capitalized $728,000, $1.96 million and $2.0 million of product development expenditures for fiscal years 2002, 2001 and 2000, respectively. During fiscal year 2002, the Company increased its product development spending and decreased its capitalization of software development costs due to the life cycle of products which make-up the majority of the Company’s development efforts. The Company is working mostly on its MortgageWareE3™ project which has not yet reached technological feasibility for capitalization. Looking forward, the Company believes that product development spending will increase during fiscal year 2003. In addition, the Company expects the majority of its product development costs to be related to products that will not meet capitalization requirements. As such, the Company expects product development expenses, net of amounts capitalized, to rise during fiscal year 2003.

     Sales and marketing expenses include salaries, sales commissions, travel and facility costs for the Company’s sales and marketing personnel. Sales and marketing expenses also include advertising, direct marketing and trade show expenses. As a percentage of net revenues, sales and marketing expenses decreased to 17% in fiscal year 2002 compared to 25% for fiscal year 2001, and decreased to 25% for fiscal year 2001 compared to 26% for fiscal year 2000. The decreases for both fiscal years 2002 and 2001 were due mainly to reduced payroll costs through attrition and the Company’s restructuring in April 2001. Also, sales travel and spending for advertising were reduced significantly due to a decision to use more cost-effective sales and marketing tactics. In fiscal year 2002, the full-year of reduced expenses combined with an increase in net revenues resulted in the significant reduction in the percentage of net revenues. For fiscal year 2001, the percentage reduction in sales and marketing expenses generally followed the percentage reduction in total net revenues, therefore, the percentage of expenses to net revenues remained relatively unchanged from the prior year. The Company expects sales and marketing expenses to increase in fiscal year 2003 based on the commissions and increased marketing efforts for the new MortgageWare product.

     General and administrative expenses include costs associated with finance, accounting, purchasing, order fulfillment, administration and facilities. As a percentage of net revenues, general and administrative expenses were lower in fiscal year 2002, decreasing to 28% compared to 32% for fiscal year 2001. General and administrative expenses increased to 32% for fiscal year 2001 compared to 26% for fiscal year 2000. The decrease for fiscal year 2002 was due primarily to the absence of consulting and professional fees incurred during fiscal year 2001 relating to the evaluation of strategic alternatives for the Company and increased revenue for the year. The increase for fiscal year 2001 was attributable to higher payroll costs, professional fees associated with strategic projects and executive recruiting fees. These expenses were combined with a significant decrease in net revenues, resulting in a higher percentage of net revenue than in fiscal year 2000. The Company expects general and administrative expenses to remain relatively flat on a dollar basis and improve slightly on a percentage of net revenues basis for fiscal year 2003 compared to fiscal year 2002.

     Included in the category of Goodwill and Capitalized Software Write-off, the Company wrote-off $43,000 of capitalized software costs for a certain products in the fourth quarter of fiscal year 2002, based on projected future revenues of that product. The Company incurred a $2.35 million non-cash charge for the write-off of goodwill and the write-down of some capitalized software development costs in March, 2001. This write-off consisted of the remaining goodwill and intangible assets associated with the Logical Software Solutions Corporation acquisition of $881,000, and the write-off of capitalized software development costs on certain of the Company’s products of $1.47 million. Since the write-off occurred in March 2001, amortization of goodwill and other intangible assets for fiscal years 2002, 2001 and 2000 were $0, $644,000 and $859,000, respectively. During the third quarter ended March 31, 2001, the Company determined that purchased software intended to be an integral part of the development of its new products no longer had value for that purpose, and that there was not a viable future alternative use. Accordingly, the Company wrote-off the remaining $509,000 balance of this asset. In addition, the Company determined that the net realizable value of certain of its products was less than the capitalized software assets associated with these products. Hence, the Company reduced the capitalized software assets for these products and recorded non-cash charges totaling $963,000. The Company evaluates the net realizable value of its intangible assets and capitalized software development costs on a periodic basis and makes adjustments to these assets as necessary.

     During the fourth quarter of fiscal year 2001, the Company incurred restructuring expenses of $504,000 associated with staff reduction and the resignation of its president and CEO. This charge consisted primarily of severance, continued health care benefits and outplacement services for affected employees.

Net Interest Income
($ in thousands)

	2002	Change	2001	Change	2000

Net interest and other income	$234	—	$542	—	$544
Percentage of net revenues	1%	—	3%	—	3%

     Net interest consists of interest earned on the Company’s cash and investment balances. Interest and other income decreased significantly in fiscal year 2002 due to lower interest rates, which resulted in a lower return on the Company’s investments.

     As of June 30, 2002, the Company had no interest-bearing debt outstanding, and anticipates no new debt financing in the foreseeable future.

Income Tax Expenses (Benefit)
($ in thousands)

	2002	Change	2001	Change	2000

Income tax expense (benefit)	—	(100)%	$(1,154)	(114)%	$(539)
Effective income tax rate	—	—	17%	—	35%

     The provision for income taxes includes federal and state income taxes currently payable, and deferred taxes arising from temporary differences in determining income (loss) for financial statement and tax purposes. The Company did not record any income tax benefit during fiscal year 2002 due to the evaluation of the likelihood of recoverability of these additional deferred tax assets. The effective tax rate was lower for fiscal year 2001, compared to fiscal year 2000, as a result of the valuation allowance on the deferred tax assets. The Company records a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers recent and past financial performance, the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Looking forward, the Company does not expect to record a tax benefit until it believes it can recover the related deferred tax assets.

Liquidity and Capital Resources

     Working capital, which consists principally of cash, cash equivalents and short-term investments, was $5.85 million as of June 30, 2002, compared to $4.73 million as of June 30, 2001. Cash provided by operating activities was $3.23 million in fiscal year 2002 and $1.19 million in fiscal year 2001. Principal uses of cash included the net purchases of investments of $3.23 million, the purchase of $297,000 of furniture and equipment and $728,000 of capitalized software costs.

     Long-term cash requirements, other than normal operating expenses, are anticipated for development of new software products and enhancement of existing products, financing anticipated growth, the possible acquisition of other software products, technologies and businesses and the possible repurchase of the Company’s common stock. The Company believes that its existing cash, cash equivalents, short-term investments and cash generated by operations will be sufficient to satisfy its currently anticipated cash requirements for fiscal year 2003.

     The Company’s common stock is currently listed on the Nasdaq National Market. To maintain this listing, the Company must continue to satisfy ongoing listing requirements, including consistently maintaining a minimum of $10 million of shareholders’ equity beginning November 1, 2002. As of June 30, 2002, the Company’s shareholders’ equity was $7.9 million. The Company is unlikely to meet the Nasdaq National Market minimum shareholders’ equity requirement unless it conducts an equity financing of sufficient size. The Company may be unable to complete such an equity financing, and even if such a financing is successfully completed, it will result in significant dilution to existing shareholders. If the Company fails to satisfy the minimum shareholders’ equity requirement, the Nasdaq National Market’s alternative listing standard would require the Company to have a market capitalization of $50 million (or total assets and total revenue of $50 million each), a public float of 1.1 million shares having a market value of $15 million and a minimum bid price of $3 per share. The Company currently does not meet these alternative requirements, and it is unlikely that it will do so by November 1, 2002. If the Company does not meet the Nasdaq National Market continuing listing requirements, Nasdaq could initiate delisting procedures at any time after November 1, 2002. As part of this procedure, the Company believes it will have an opportunity to present a plan for achieving compliance with the Nasdaq National Market continuing listing requirements. If necessary, the Company will present such a plan. If Nasdaq accepts the plan, the Company would be granted an extension of time to comply. If, however, Nasdaq does not accept the Company’s plan or if the Company fails to meet the listing requirements within any extension period granted in response to the plan, the Company would lose its Nasdaq National Market listing. In that event, the Company would likely seek listing of its common stock on the Nasdaq SmallCap Market or the Over-the-Counter Bulletin Board, both of which are viewed by many investors as a less liquid marketplace. Loss of the Company’s Nasdaq National Market listing could make it more difficult for the Company to raise capital or complete acquisitions and also complicate compliance with state “blue sky” laws. In addition, the market price of the Company’s common stock could be adversely affected by the loss of its Nasdaq National Market listing.

Company Acquisition

     On August 6, 2002, the Company announced that it had entered into an Agreement and Plan of Merger with Harland Financial Solutions, Inc., a wholly owned subsidiary of John H. Harland Co. John H. Harland Company is a publicly traded company listed on the New York Stock Exchange under the symbol (NYSE: JH). If the merger is completed, the Company will become a wholly owned subsidiary of Harland Financial Solutions, Inc. and the Company’s shareholders will be entitled to receive $6.25 in cash, without interest, in exchange for each share of the Company’s common stock owned. Holders of the Company’s stock options will be entitled to receive $6.25 in cash, without interest, less the exercise price of the options, for each share of the Company’s common stock represented by the options. Before the Company can complete the merger, however, the holders of more than 50% of the shares of the Company’s common stock outstanding as of September 6, 2002 must vote to approve and adopt the merger. Accordingly, the Company has called a special meeting of shareholders for October 14, 2002 to consider the merger. The Company has also filed a proxy statement with the Securities and Exchange Commission and distributed it to the Company’s shareholders.

New Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board issued two new statements: Statement No. 141, Business Combinations and Statement No. 142, Goodwill and Other Intangible Assets. Statement No. 141 will require business combinations entered into after June 30, 2001 to be accounted for using the purchase method of accounting. Specifically identifiable intangible assets acquired, other than goodwill, will be amortized over their estimated useful economic life. Statement No. 142 will require that goodwill and intangible assets acquired in a purchase business combination will not be amortized, but should be tested for impairment at least annually. Statement No. 142 is effective for fiscal years beginning after December 15, 2001 and applies to all goodwill and other intangible assets recognized in an entity’s statement of financial position at that date, regardless of when those assets were initially recognized. The adoption of Statement No. 141 and 142 did not have an impact on the Company’s financial statements.

     In August 2001, the Financial Accounting Standards Board issued Statement No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal use of the asset. Statement No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. The Company adopted the provisions of Statement No. 143 on July 1, 2002. The adoption of this statement did not have a material impact on the Company’s financial statements.

     In October 2001, the Financial Accounting Standards Board issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While Statement No. 144 supersedes Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of, it retains many of the fundamental provisions of that Statement. Statement No. 144 also supersedes the accounting and reporting provisions of Accounting Board Principles Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, it retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment or in a distribution to owners) or is classified as held for sale. The adoption of Statement No. 144 on July 1, 2002 did not have a material impact on the Company’s financial statements.

     In April 2002, the Financial Accounting Standards Board issued Statement No. 145, Rescission of Financial Accounting Standards Board Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. Among other provisions, Statement No. 145 rescinds Statement 4, Reporting Gains and Losses from Extinguishment of Debt. Accordingly, gains or losses from extinguishment of debt shall not be reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the criteria of Accounting Principles Board Opinion No. 30. Gains or losses from extinguishment of debt that do not meet the criteria of APB No. 30 should be reclassified to income from continuing operations in all prior periods presented. Statement No. 145 is effective for fiscal years beginning after May 15, 2002. The adoption of Statement No. 145 is not expected to have a material impact on the Company’s financial statements.

     In June 2002, the Financial Accounting Standards Board issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. Statement No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. Statement No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of the commitment to an exit plan. Statement No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, Statement No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized. The adoption of this statement is not expected to have a material impact on the Company’s financial statements.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Independent Auditors’ Report

The Board of Directors and Shareholders

INTERLINQ Software Corporation:

     We have audited the accompanying financial statements of INTERLINQ Software Corporation as listed in the accompanying index. In connection with our audits of these financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of INTERLINQ Software Corporation as of June 30, 2002 and 2001, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Seattle, Washington

August 9, 2002

INTERLINQ SOFTWARE CORPORATION

Balance Sheets

	As of June 30,

	2002	2001

Assets
Current assets:
Cash and cash equivalents	$5,632,705	$6,662,984
Investments available-for-sale, at fair value	413,304	—
Investments held-to-maturity, at amortized cost	5,038,054	2,225,858
Accounts receivable, less allowance for doubtful accounts of $227,000 in 2002 and $346,000 in 2001	1,137,628	1,379,174
Current deferred tax asset	—	119,967
Inventory, prepaid expenses and other current assets	442,956	875,940

Total current assets	12,664,647	11,263,923

Property and equipment, at cost	4,662,559	4,365,825
Less accumulated depreciation and amortization	3,913,926	3,124,896

Net property and equipment	748,633	1,240,929

Capitalized software costs, less accumulated amortization of $5,445,000 in 2002 and $7,221,000 in 2001	1,358,241	2,639,311
Noncurrent deferred tax asset	29,742	545,480
Other assets	68,282	68,284

Total assets	$14,869,545	$15,757,927

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$522,027	$332,686
Accrued compensation and benefits	1,041,206	1,163,043
Other accrued liabilities	303,246	83,002
Customer deposits	396,469	514,493
Deferred software support fees	4,556,366	4,441,403

Total current liabilities	6,819,314	6,534,627

Noncurrent liabilities, excluding current installments	101,554	112,701
Shareholders’ equity:
Preferred stock, $.01 par value. Authorized 5,000,000 shares; no shares issued and outstanding	—	—
Common stock, $.01 par value. Authorized 30,000,000 shares; issued and outstanding 4,822,661 shares in 2002 and 4,824,077 shares in 2001	48,227	48,241
Additional paid-in capital	7,642,963	7,649,952
Retained earnings	257,487	1,412,406

Total shareholders’ equity	7,948,677	9,110,599

Total liabilities and shareholders’ equity	$14,869,545	$15,757,927

INTERLINQ SOFTWARE CORPORATION

Statement of Operations

	Years Ended June 30,

	2002	2001	2000

Net revenues:
Software license fees	$5,133,573	$4,737,128	$6,933,734
Software support fees	10,011,688	9,672,510	9,767,879
Other	1,965,398	2,204,156	2,208,881

Total net revenues	17,110,659	16,613,794	18,910,494

Cost of revenues:
Software license fees	2,015,070	3,016,598	2,245,066
Software support fees	1,796,639	2,219,618	2,599,919
Other	879,851	1,261,765	1,419,739

Total cost of revenues	4,691,560	6,497,981	6,264,724

Gross profit	12,419,099	10,115,813	12,645,770

Operating expenses:
Product development	5,956,081	4,555,105	4,017,697
Sales and marketing	2,951,808	4,137,057	4,870,209
General and administrative	4,857,690	5,259,548	4,984,115
Amortization of goodwill and other intangible assets	—	644,490	859,320
Goodwill & capitalized software write-off	42,802	2,353,264	—
Restructuring costs	—	503,974	—

Total operating expenses	13,808,381	17,453,438	14,731,341

Operating loss	(1,389,282)	(7,337,625)	(2,085,571)
Net interest income	234,363	542,241	544,208

Loss before income tax benefit:	(1,154,919)	(6,795,384)	(1,541,363)
Income tax benefit	—	(1,154,094)	(539,158)

Net loss	$(1,154,919)	$(5,641,290)	$(1,002,205)

Net loss per share — basic	$(.24)	$(1.17)	$(.20)
Net loss per share — diluted	$(.24)	$(1.17)	$(.20)
Shares used to calculate net loss per share — basic	4,823,985	4,824,077	4,912,038
Shares used to calculate net loss per share — diluted	4,823,985	4,824,077	4,912,038

See accompanying notes to financial statements

INTERLINQ SOFTWARE CORPORATION

Statements of Shareholders’ Equity

	Years Ended June 30, 2002, 2001 and 2000

		Additional		Total
		Paid-in	Retained	Shareholders'
	Common Stock	Capital	Earnings	Equity

Balances at June 30, 1999	$51,806	$9,409,382	$8,055,901	$17,517,089
Issuance of 117,529 shares of common stock	1,175	307,161	—	308,336
Tax benefit realized upon exercise of stock options	—	102,894	—	102,894
Repurchase of 474,100 shares of common stock	(4,740)	(2,169,485)	—	(2,174,225)
Net loss for the year ended June 30, 2000	—	—	(1,002,205)	(1,002,205)

Balances at June 30, 2000	48,241	7,649,952	7,053,696	14,751,889
Net loss for the year ended June 30, 2001	—	—	(5,641,290)	(5,641,290)

Balances at June 30, 2001	48,241	7,649,952	1,412,406	9,110,599
Issuance of 2,624 shares of common stock	26	217	—	243
Repurchase of 4,040 shares of common stock	(40)	(7,206)	—	(7,246)
Net loss for the year ended June 30, 2002	—	—	(1,154,919)	(1,154,919)

Balances at June 30, 2002	$48,227	$7,642,963	$257,487	$7,948,677

See accompanying notes to financial statements.

INTERLINQ SOFTWARE CORPORATION

Statements of Cash Flows

	Years Ended June 30,

	2002	2001	2000

Cash flows from operating activities:
Net loss	$(1,154,919)	$(5,641,290)	$(1,002,205)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property and equipment	789,030	904,997	814,228
Amortization of capitalized software costs	1,966,760	2,941,122	2,059,717
Amortization of goodwill & other intangible assets	—	644,490	859,320
Goodwill & capitalized software write-off	42,802	2,353,263	—
Allowance for doubtful accounts	(119,000)	124,000	(100,000)
Deferred income tax expense (benefit)	635,705	(661,402)	369,998
Tax benefit realized upon exercise of stock options	—	—	102,894
Change in operating assets and liabilities (net of acquisition):
Accounts receivable	360,546	479,494	1,880,778
Inventory, prepaid expenses, and other current assets	432,984	416,813	(696,474)
Other assets	2	—	(15,684)
Accounts payable	189,341	(226,653)	118,377
Accrued compensation and benefits and other accrued liabilities	87,260	250,581	(1,205,967)
Customer deposits	(118,024)	(305,619)	(145,092)
Deferred software support fees	114,963	(90,309)	(27,885)

Net cash provided by operating activities	3,227,450	1,189,487	3,012,005

Cash flows from investing activities:
Purchases of property and equipment	(296,734)	(453,240)	(802,772)
Capitalized software costs	(728,492)	(1,958,363)	(1,995,234)
Purchase of investments	(5,373,360)	(7,053,106)	(2,737,851)
Proceeds from sales and maturities of investments	2,147,860	7,184,290	6,255,027

Net cash provided by (used in) investing activities	(4,250,726)	(2,280,419)	719,170

Cash flows from financing activities:
Proceeds from issuance of common stock	243	—	308,336
Repurchase of common stock	(7,246)	—	(2,174,225)

Net cash used in financing activities	(7,003)	—	(1,865,889)

Net increase (decrease) in cash & cash equivalents	(1,030,279)	(1,090,932)	1,865,286

Cash and cash equivalents at beginning of year	6,662,984	7,753,916	5,888,630

Cash and cash equivalents at end of year	$5,632,705	$6,662,984	$7,753,916

Supplemental disclosure of cash flow information:
Net cash paid (received) during the year for income taxes	$(1,338,739)	$(848,424)	$59,134

See accompanying notes to financial statements

Notes to Financial Statements
June 30, 2002, 2001 and 2000

(1) Description of Business and Summary of Significant Accounting Policies

     (a)  Description of Business

     INTERLINQ Software Corporation, or the Company, provides technology that helps organizations effectively manage complex, information-intensive business transactions. The Company provides business solutions to banks, savings institutions, mortgage banks, mortgage brokers, credit unions and other financial services providers. The Company’s product line encompasses all major components of the mortgage loan production process, secondary marketing activities, mortgage loan servicing and construction loan servicing. The Company also provides application integration/workflow solutions that integrate disparate systems and applications to route information and processes seamlessly across an entire enterprise. These solutions coordinate activities across legacy systems, enterprise applications, databases and Internet technologies.

     The Company sells its products primarily through a direct sales force.

     (b)  Cash Equivalents

     All highly liquid investments purchased with a maturity date of three months or less, 3,500,000 and 5,000,000, respectively, were considered to be cash equivalents. At June 30, 2002 and 2001, consisted primarily of commercial paper.

     (c)  Investments

     Investments at June 30, 2002 and 2001 consist of investment-grade, interest-bearing corporate debt securities and money market auction preferred securities.

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

     At June 30, 2002 and 2001, the fair value of all securities approximated amortized cost and there were no material unrealized holding gains or losses.

     Investments held-to-maturity consist of investment-grade corporate debt securities and have contractual maturities of less than one year. Investments available-for-sale at June 30, 2002 consist of money market auction preferred securities. These money market auction preferred securities are perpetual preferred stocks with floating rate dividends that are reset every 49 days. These investments are designed to minimize principal risk and trade at par without principal volatility.

     (d)  Inventory

     Inventory is stated at the lower of cost (first-in, first-out) or market (replacement cost).

     (e)  Property and Equipment

     Property and equipment are stated at cost. Depreciation and amortization of property and equipment is on the straight-line method over the two- to seven-year estimated useful life of the assets or the respective lease term if shorter.

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

     In June 2002, the Company determined that the net realizable value of certain of its products was less than the capitalized software assets associated with these products and wrote-off these costs in the amount of $43,000.

     During the third quarter ended March 31, 2001, the Company determined that purchased software intended to be an integral part of the development of its new products no longer had value for that purpose, and that there was not a viable future alternative use. Accordingly, the Company wrote-off the remaining balance of this asset $509,000. In addition, the Company determined that the net realizable value of certain of its products was less than the capitalized software assets associated with these products. The Company wrote-down the assets during the third quarter and recorded a non-cash charge of $963,000.

     (g)  Goodwill and Other Intangible Assets

     During fiscal year 2001, the Company evaluated the net realizable value of the goodwill and other intangible assets acquired from its June 30, 1998 acquisition of Logical Software Solutions and determined that the carrying value of the assets could not be recovered through undiscounted future net operating cashflows. The Company wrote-off the unamortized balance and recorded a non-cash charge of $881,000. Goodwill and other intangible assets were amortized over their estimated useful lives ranging from three to four years.

     (h)  Revenue Recognition

     Net revenues consist of software license fees, software support fees and other revenues.

     The Company recognizes revenue in accordance with the provisions of Statement of Position 97-2, Software Revenue Recognition (“SOP 97-2”), which provides specific industry guidance and stipulates that revenue recognized from software arrangements is to be allocated to each element of the arrangement based on the relative fair values of the elements, such as software products, upgrades, enhancements, post-contract customer support, consulting and implementation services, or training. Under SOP 97-2, the determination of fair value is based on objective evidence that is specific to the vendor. If such evidence of fair value for each element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value does exist or until all elements of the arrangement are delivered. Revenue is recognized when persuasive evidence of an arrangement exists and delivery has occurred, provided the fee is fixed and determinable, collectability is probable and the arrangement does not require significant customization of the software.

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

     (j)  Stock-Based Compensation

     The Company accounts for its employee stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. As such, compensation expense related to employee stock options granted under fixed plans is recorded only if, on the date of grant, the fair value of the underlying stock exceeds the exercise price. The Company provides pro forma net income disclosures for employee stock options grants as if the fair-value based method of accounting provided by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) had been applied to these transactions.

     (k)  Income Taxes

     The Company records income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Management evaluates the need to establish a valuation allowance for deferred tax assets based upon the amount of existing temporary differences, the period in which they are expected to be recovered and expected levels of taxable income.

     (l)  Earnings (Loss) Per Share

     Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period.

     Options to purchase shares of common stock were not included in the diluted loss per share computation for fiscal years 2002, 2001 and 2000 as the inclusion of these options would be anti-dilutive. The shares of stock excluded from the computations are as follows:

	2002	2001	2000

Shares excluded	928,000	1,250,000	1,098,000
Exercise price	$1.48-$7.38	$0.15-$8.38	$0.10-$8.38

     (m)  Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     (n)  Concentration of Market Risk

     The Company markets a substantial portion of its products to businesses involved in the residential loan production process. Changes in mortgage lending rates and other economic factors could affect the economic stability of these businesses and their ability, as a group, to purchase the Company’s products. As a result, the Company’s success in marketing its products may fluctuate in accordance with these economic factors.

     (o)  Reclassifications

     Certain reclassifications have been made to the prior period financial statements to conform with the current year presentation.

     (p)  Comprehensive Income

     Comprehensive income measures all changes in equity of an enterprise that do not result from transactions with owners. The Company has no other components of comprehensive income for the fiscal years ended June 30, 2002, 2001 and 2000.

     (q)  New Accounting Pronouncements

     In June 1998, Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities,” was issued. SFAS 133 established standards for the accounting and reporting of derivative instruments and hedging activities and requires that derivative financial instruments, including certain derivative instruments embedded in other contracts, be measured at fair value and recognized as assets or liabilities in the financial statements. The adoption of SFAS 133 on July 1, 2002 did not have a material effect on the financial position or results of operations of the Company.

     In July 2001, the Financial Accounting Standards Board issued two new statements: SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 required business combinations entered into after June 30, 2001 to be accounted for using the purchase method of accounting. Specifically identifiable intangible assets acquired, other than goodwill, will be amortized over their estimated useful economic life. SFAS No. 142 requires that goodwill will not be amortized, but should be tested for impairment at least annually. SFAS No. 142 was adopted on July 1, 2002. The adoption of SFAS 141 and SFAS 142 did not have a material effect on the financial position or results of operations of the Company.

(2) Property and Equipment

     Major classes of property and equipment as of June 30 are as follows:

	2002	2001

Leasehold improvements	$603,980	$600,593
Furniture and fixtures	139,846	133,708
Computer equipment	3,602,717	3,341,013
Office equipment	316,016	290,511

	$4,662,559	$4,365,825

(3) Commitments

     (a)  Leases

     The Company leases its current premises under a noncancelable operating lease, which commenced in November 1998 and expires in October 2005. The Company charges the total of the scheduled lease payments to rent expense using the straight-line method over the life of the lease. Included in other noncurrent liabilities at June 30, 2002 and 2001, are $98,991 and $108,175, respectively, in deferred rent related to the Company’s current premises.

     Future minimum lease payments under the noncancelable operating lease are as follows:

Year ending June 30:	Minimum lease payments

2003	$732,573
2004	748,133
2005	765,793
Thereafter	257,227

$2,503,726

     Total rent expense amounted to $1,009,633, $964,081 and $987,572, for the years ended June 30, 2002, 2001 and 2000, respectively.

     (b)  401(k) Plan

     The Company sponsors a 401(k) plan that covers substantially all employees. At its own discretion, the Company may make contributions to the plan based on a percentage of participants’ contributions. The Company made contributions of $173,858, $218,070 and $236,643 for the years ended June 30, 2002, 2001 and 2000, respectively. The Company has no other postemployment or postretirement benefit plans.

(4) Income Taxes

     Components of income taxes are summarized as follows:

	2002	2001	2000

Current:
Federal	$(588,120)	$(468,057)	$(929,019)
State	(47,585)	(24,635)	(83,031)

Total current	(635,705)	(492,692)	(1,012,050)
Deferred:
Federal	588,120	(620,250)	357,110
State	47,585	(41,152)	12,888

Total deferred	635,705	(661,402)	369,998
Charge in lieu of taxes from employee stock options	—	—	102,894

	$—	$(1,154,094)	$(539,158)

     Income tax expense (benefit) differs from “expected” income tax expense (benefit) (computed by applying the U.S. federal income tax rate of 34%) as follows:

	2002	2001	2000

Computed “expected” tax expense (benefit)	$(392,672)	$(2,310,431)	$(524,063)
Valuation allowance	452,616	1,234,946	—
State income taxes, net effect of federal income taxes, and other items	(59,944)	(79,609)	(15,095)

	$—	$(1,154,094)	$(539,158)

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are as follows:

	2002	2001	2000

Deferred tax assets:
Net operating loss carry forward	$—	$799,897	$—
Allowance for doubtful accounts receivable	118,265	142,201	$83,885
Deferred software support fees	129,439	135,543	106,568
Accrued liabilities	350,834	247,433	232,254
Property and equipment	461,569	306,865	295,514
Goodwill	729,741	805,062	477,768
Purchased in-process research & development	333,806	367,096	432,777
Research credit	55,054	—	—
Other	6,377	—	—

Total deferred tax assets	2,185,085	2,804,097	1,628,766

Valuation allowance	(1,687,562)	(1,234,946)	—

Total	497,523	1,569,151	1,628,766
Deferred tax liabilities — capitalized software	(467,780)	(903,704)	(1,624,766)

Net deferred tax asset	$29,742	$665,447	$4,000

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Since the Company has incurred net losses for three consecutive years, the Company recorded a valuation allowance of $1,687,562 on its net deferred tax assets.

     At June 30, 2002 and 2001, the Company had income tax receivables of $0 and $491,652, respectively.

(5) Shareholders’ Equity

     (a)  Preferred Stock

     Preferred stock authorized consists of 5,000,000 shares, none of which is issued or outstanding.

     (b)  Stock Option Plans

     The Company has three stock option plans: the 1985 Restated Stock Option Plan (“1985 Plan”), the 1993 Stock Option Plan (“1993 Plan”) and the 1993 Stock Option Plan for Nonemployee Directors (“Directors Plan”). The Company accounts for its option plans in accordance with the provisions of APB 25 and no compensation cost has been recognized related to its stock options. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS 123, the Company’s net loss would have changed to the pro forma amounts indicated below:

	2002	2001	2000

Net loss:
As reported	$(1,154,919)	$(5,641,290)	$(1,002,205)
Pro forma	(1,530,275)	(6,236,061)	(1,406,794)
Per share amounts:
As reported — basic and diluted	$(.24)	$(1.17)	$(.20)
Pro forma — basic and diluted	(.32)	(1.29)	(.29)

     The per share weighted-average fair value of stock options granted during the years ended June 30, 2002, 2001 and 2000 was $1.07, $1.44 and $3.53, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:

	2002	2001	2000

Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	3.82%	5.07%	6.74%
Expected volatility	71%	62%	65%
Expected life	5 years	5 years	5 years

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

     The Directors Plan provides for stock options that may be granted to attract and retain services of the members of the Board of Directors who are not otherwise employees of the Company. The stock options vest six months from the date of grant and may be exercised during the director’s term or within three months of the date the option holder ceases to be a director. All options expire five years from the date of grant. The Company has authorized 215,000 shares of common stock to be reserved for grants pursuant to the Directors Plan.

     A summary of stock option activity under the stock option plans follows:

		Outstanding Options

		Number of Shares			Weighted
	Options				Average
	Available	1985	1993	Directors	Exercise
	for Grant	Plan	Plan	Plan	Price

Balances at June 30, 1999	343,996	42,774	891,034	102,000	$4.29
Increase in shares reserved under 1993 Plan	250,000	—	—	—	—
Options granted	(338,700)	—	306,200	32,500	5.81
Options exercised	—	(38,750)	(78,779)	—	2.62
Options canceled	159,117	—	(150,117)	(9,000)	5.65

Balances at June 30, 2000	414,413	4,024	968,338	125,500	4.75
Options granted	(393,500)	—	363,500	30,000	1.97
Options exercised	—	—	—	—	—
Options canceled	239,862	(1,200)	(200,862)	(39,000)	4.39

Balances at June 30, 2001	260,775	2,824	1,130,976	116,500	3.94
Options granted	(227,500)	—	167,500	60,000	1.74
Options exercised	—	(1,624)	—	—	.15
Options canceled	547,180	—	(508,180)	(39,000)	4.53
Options expired	—	(1,000)	—	—	2.50

Balances at June 30, 2002	580,455	200	790,296	137,500	3.07

     Additional information regarding options outstanding as of June 30, 2002 is as follows:

	Options Outstanding
				Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Price	Outstanding	Life (Years)	Price	Exercisable	Price

$1.475-1.750	417,500	9.21	$1.69	98,750	$1.74
1.980-3.140	181,400	8.22	2.22	71,275	2.36
3.4375-4.53125	150,265	4.14	4.07	142,897	4.09
4.63-7.375	178,831	5.77	6.31	152,276	6.28

1.475-7.375	927,996	7.54	3.07	465,198	4.04

(6) Financial Instruments

     The Company’s financial instruments consist primarily of investments, accounts receivable, accounts payable and accrued liabilities. The financial instruments have a short term until maturity or settlement in cash and, therefore, the carrying value approximates fair value. Credit is extended to customers with the Company generally requiring a down payment of 50% of the total purchase price for new customers. No additional collateral is required. The Company performs credit evaluations of its customers on an as needed basis and maintains an allowance for possible credit losses.

(7) Segment Information

     The operating segments reported below are the segments of the Company for which separate financial information is available and for which operating profit and loss amounts are evaluated and used by the chief operating decision-maker for making operating decisions, assessing performance and deciding on how to effectively allocate resources. The Company has three principal businesses and, therefore, three reportable business segments: Loan Production, Loan Servicing and Enterprise Application Integration. Prior to July 1, 2001, the Company had two reportable business segments: Mortgage Technology Division and Enterprise Technology Division. The information for 2001 has been restated into the new business segments.

     The Company’s Loan Production division provides business solutions to banks, savings institutions, mortgage banks, mortgage brokers and credit unions. This division’s product line addresses all major components of the mortgage loan production process and secondary marketing activities.

     The Company’s Loan Servicing division provides mortgage-loan and construction-loan servicing solutions to banks, savings institutions, mortgage banks, credit unions and specialty servicers, which include subprime loan servicers, manufactured-home loan servicers, as well as state and city housing authorities.

     The Company’s Enterprise Application Integration division provides technology for Business Process Management directly to customers, including financial services institutions, and through third parties. Based on the award-winning FlowMan® technology acquired in June 1998, the software enables organizations to integrate disparate software systems and applications and improve overall business processes and practices across an entire enterprise.

     The operating segment information for fiscal years ended June 30, 2002 and 2001 have been reported in accordance with the provisions of Statement of Financial Accounting Standard No. 131 “Disclosures about Segments of an Enterprise and Related Information.”

     The Company evaluates performance and allocates resources based on profit or loss from operations before income taxes, as well as other non-financial criteria. The accounting policies of the reportable segments are substantially the same as those described in the summary of significant accounting policies.

     Information by operating segment is set forth below (in thousands):

			Enterprise
	Loan	Loan	Application
	Production	Servicing	Integration	Total

2002:
Net revenue	$13,752	$2,892	$467	$17,111
Depreciation and amortization	2,043	592	121	2,756
Goodwill & capitalized software write-off	43	—	—	43
Income (loss) before income taxes	1,019	(1,237)	(937)	(1,155)
Capital expenditures	285	4	8	297
2001:
Net revenue	14,137	2,389	88	16,614
Depreciation and amortization	2,648	910	933	4,491
Goodwill & capitalized software write-off	932	540	881	2,353
Loss before income taxes	(1,792)	(2,180)	(2,823)	(6,795)
Capital expenditures	421	8	24	453

(8) Technology License

     On May 12, 1999, the Company entered into a license agreement with CBF Systems, Inc., to license printing technology for integration with certain of the Company’s products. The Company paid an initial license fee of $812,500 in June 1999, and was obligated to pay a periodic royalty to CBF Systems, Inc. of up to 2% of software license fee revenue for products sold with the integrated technology. The integration of this technology was never completed and the Company wrote-off the remaining balance of this asset in March 2001, which is included as part of the goodwill and capitalized software write-off.

(9) Quarterly Financial Data (Unaudited)

     The following table summarizes the unaudited statements of operations for each quarter of fiscal year 2002 and 2001 (in thousands, except per share amounts):

	First	Second	Third	Fourth

2002:
Net revenues	$4,087	$4,335	$4,235	$4,454
Gross profit	2,859	3,113	3,103	3,344
Operating loss	(262)	(389)	(395)	(343)
Net loss	(176)	(336)	(355)	(288)
Net loss per share — basic and diluted*	$(.04)	$(.07)	$(.07)	$(.06)
2001:
Net revenues	$3,847	$4,118	$4,274	$4,375
Gross profit	2,120	2,362	2,620	3,014
Operating loss	(1,654)	(1,292)	(3,361)	(1,031)
Net loss	(939)	(720)	(3,048)	(934)
Net loss per share — basic and diluted*	$(.19)	$(.15)	$(.63)	$(.19)

*	Net loss per common share — basic and diluted may not add to net loss per common share for the year due to rounding.

(10) Legal Proceedings

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

(11) Company Restructuring

     In April 2001, the Company restructured its operations and reduced its workforce in all departments by 19% representing 35 positions. At the same time, the Company’s president and CEO resigned his position with the Company. The Company incurred a charge of $504,000 as a result of the restructuring, representing primarily severance, medical and outplacement benefits for the affected employees. The accrued balance payable at June 30, 2001, was $159,000, which was paid in fiscal year 2002.

(12) Company Acquisition

     On August 6, 2002, the Company announced that it had entered into an Agreement and Plan of Merger with Harland Financial Solutions, Inc., a wholly owned subsidiary of John H. Harland Company. John H. Harland Company is a publicly traded company listed on the New York Stock Exchange under the symbol “JH.” If the merger is completed, the Company will become a wholly owned subsidiary of Harland Financial Solutions, Inc. and the Company’s shareholders will be entitled to receive $6.25 in cash, without interest, in exchange for each share of the Company’s common stock owned. Holders of the Company’s stock options will receive $6.25 in cash, without interest, less the exercise price of the options, for each share of common stock represented by the options. Before the Company can complete the merger, however, the holders of more than 50% of the shares of the Company’s common stock outstanding as of September 6, 2002 must vote to approve and adopt the merger. Accordingly, the Company has called a special meeting of shareholders for October 14, 2002 to consider the merger and has filed a proxy statement with the Securities and Exchange Commission and distributed the same to the Company’s shareholders.

(13) NASDAQ Listing

     The Company’s common stock is currently listed on the Nasdaq National Market. To maintain this listing, the Company must continue to satisfy ongoing listing requirements, including consistently maintaining a minimum of $10 million of shareholders’ equity beginning November 1, 2002. As of June 30, 2002, the Company’s shareholders’ equity was $7.9 million. The Company is unlikely to meet the Nasdaq National Market minimum shareholders’ equity requirement unless it conducts an equity financing of sufficient size. The Company may be unable to complete such an equity financing, and even if such a financing is successfully completed, it will result in significant dilution to existing shareholders. If the Company fails to satisfy the minimum shareholders’ equity requirement, the Nasdaq National Market’s alternative listing standard would require the Company to have a market capitalization of $50 million (or total assets and total revenue of $50 million each), a public float of 1.1 million shares having a market value of $15 million and a minimum bid price of $3 per share. The Company currently does not meet these alternative requirements, and it is unlikely that it will do so by November 1, 2002. If the Company does not meet the Nasdaq National Market continuing listing requirements, Nasdaq could initiate delisting procedures at any time after November 1, 2002. As part of this procedure, the Company believes it will have an opportunity to present a plan for achieving compliance with the Nasdaq National Market continuing listing requirements. If necessary, the Company will present such a plan. If Nasdaq accepts the plan, the Company would be granted an extension of time to comply. If, however, Nasdaq does not accept the Company’s plan or if the Company fails to meet the listing requirements within any extension period granted in response to the plan, the Company would lose its Nasdaq National Market listing. In that event, the Company would likely seek listing of its common stock on the Nasdaq SmallCap Market or the Over-the-Counter Bulletin Board, both of which are viewed by many investors as a less liquid marketplace. Loss of the Company’s Nasdaq National Market listing could make it more difficult for the Company to raise capital or complete acquisitions and also complicate compliance with state “blue sky” laws. In addition, the market price of the Company’s common stock could be adversely affected by the loss of its Nasdaq National Market listing.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Board of Directors

     The Company’s Board of Directors (the “Board”) currently consists of five directors and is divided into two classes, with each director serving a two-year term. In accordance with the provisions of the Company’s Restated Articles of Incorporation and Restated Bylaws, two directors presently serve in Class 1 and three directors presently serve in Class 2. In the event the Company’s shareholders do not approve the merger with Harland Financial Solutions, Inc., Class 1 directors will stand for reelection at the Company’s 2002 annual meeting of shareholders.

     Information as to each is given below. Unless otherwise indicated, the nominees have been engaged in the same principal occupation for the past five years. Directors’ ages are as of June 30, 2002.

Class 1 Directors

Robert J. Gallagher Director Age 46	Mr. Gallagher has served as a director of the Company since 1994. In January 2001, Mr. Gallagher was named Chairman of the Board of the Company and from April through June 2001 was the Company’s interim President and Chief Executive Officer. Since 1997, Mr. Gallagher has been an independent consultant. From 1987 to 1997, Mr. Gallagher served as an executive officer with North American Mortgage Company, a California mortgage banking company, including Senior Vice President and Chief Financial Officer and Executive Vice President and Chief Administrative Officer.

George S. Sarlo Director Age 64	Mr. Sarlo has served as a director of the Company since November 1999. Mr. Sarlo has been a partner in the Walden Group of Venture Capital Funds since 1974. Mr. Sarlo is a member of the Board of Directors of Invivo Corporation, a member of the University of California San Francisco Foundation and a trustee of the San Francisco Conservatory of Music. He is also a director of the International Rescue Committee, Interplast, Inc. and the Joint Distribution Committee. He is president of the Sarlo family foundation.

Class 2 Directors

Michael H. Jackman Director Age 54	Mr. Jackman was appointed director, President and Chief Executive Officer in June 2001. From 1998 to June 2001, he served as President of Fiserv Corporation’s easyLENDER division. His previous experience includes senior management positions at Accredited Home Lenders in San Diego, HNC Software in San Diego and TRW Real Estate Loan Services in Orange, California, which is now part of First American Corporation.

Theodore M. Wight Director Age 59	Mr. Wight has served as a director of the Company since 1985. Since 1994, Mr. Wight has been general partner of Pacific Northwest Partners SBIC, L.P., a venture capital firm. Mr. Wight has also served as a general partner of Walden Investors since 1983. Mr. Wight is a member of the Board of Directors of RehabCare Group, Inc., Pet’s Choice, Inc., Health Force Partners, Inc., Verus, Inc. and Landmark Group, Inc.

Michael G. Meade Director Age 52	Michael G. Meade was appointed a director by the Board in October 2001, to fill the vacancy left as a result of the resignation of Robert W. O’Rear. Mr. Meade is Mortgage Guaranty Insurance Corporation’s (MGIC) Senior Vice President and Chief Information Officer. He is also the executive vice president and Chief Information Officer overseeing the operations of MGIC’s eMagic.com company. He has been with MGIC since 1983 in a variety of positions. Prior to joining MGIC, Mr. Meade was the systems development officer with Verex Corporation.

Executive Officers of the Registrant

     As of June 30, 2002, the executive officers of the Company were as follows:

Name	Age	Position

Michael H. Jackman	54	Chief Executive Officer and President
Michael D. Castle	40	Chief Financial Officer, Vice President of Finance and Administration and Secretary

     Michael H. Jackman was appointed director, President and Chief Executive Officer in June 2001. From 1998 to June 2001, he served as President of Fiserv Corporation’s easyLENDER division. His previous experience includes senior management positions at Accredited Home Lenders in San Diego, HNC Software in San Diego and TRW Real Estate Loan Services in Orange, California, which is now part of First American Corporation.

     Michael D. Castle was named Chief Financial Officer, Vice President of Finance and Administration and Secretary in March 2002. Previously, he was Executive Vice President and Chief Financial Officer of Conversay, a speech recognition software firm in Redmond, Washington. Mr. Castle has also held senior financial management positions at Winchester Ammunition and PRIMEX Technologies, both subsidiaries of Connecticut-based Olin Corporation, a publicly held firm. (PRIMEX was later purchased by General Dynamics.) Mr. Castle holds an MBA in finance from Washington State University and a bachelor’s degree in economics and accounting from the University of Washington.

Section 16(a) Beneficial Ownership Reporting Compliance

     The Company believes that all of its officers, directors or beneficial owners of more than 10% of the outstanding shares of the Company’s common stock filed all reports as required by the Securities and Exchange Commission rules promulgated under Section 16 of the Securities Exchange Act of 1934, with the exception of Michael D. Castle, Chief Financial Officer, Vice President of Finance and Administration and Secretary, whose initial holding statement was not filed with the Securities and Exchange Commission in a timely manner.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

     The following table sets forth the annual and long-term compensation of the Company’s named executive officers during the fiscal year ended June 30, 2002. All numbers are rounded to the nearest dollar or whole share.

				Long-Term
				Compensation
	Annual Compensation			Awards

				Securities
				Underlying	All Other
Name and Principal Position	Year	Salary	Bonus(1)	Options(2)	Compensation(3)

Michael H. Jackman (4)	2002	$274,173	$75,000	—	$154,164
President and Chief Executive Officer	2001	13,450	—	275,000	4,615
	2000	—	—	—	—

Robert J. Gallagher (5)	2002	45,500	—	7,500	2,000
Interim President and Chief Executive Officer	2001	90,875	—	57,500	2,000
	2000	—	—	7,500	4,000

Michael D. Castle (6)	2002	39,942	11,625	62,500	1,198
Vice President Finance & Administration	2001	—	—	—	—
Chief Financial Officer and Secretary	2000	—	—	—	—

Mark D. Johnston (7)	2002	87,692	12,500	25,000	16,766
Vice President — Sales and Marketing	2001	—	—	—	—
	2000	—	—	—	—

Darren G. Selvage (8)	2002	112,644	—	9,000	7,743
Vice President — Release Quality	2001	108,846	—	—	4,888
	2000	103,846	21,500	—	3,005

Eric S. Setz (9)	2002	103,028	—	—	3,091
Vice President — Information Systems	2001	95,566	—	2,000	2,652
	2000	95,882	7,610	1,750	2,876

Alan R. Pickerill (10)	2002	132,346	—	—	2,885
(former) Vice President Finance & Administration	2001	114,269	—	—	3,140
Chief Financial Officer and Secretary	2000	87,834	—	26,400	2,602

(1)	Annual bonus compensation is based on performance in the year shown, but is determined and paid during the following year.

(2)	The number of securities reported in the Securities Underlying Options column for each named executive officer is the number of shares of the Company’s common stock subject to options held by each officer. The options granted may consist of non-qualified or incentive stock options, or any combination of the two, that vest in yearly increments over a four-year period. The option exercise price is determined by the Company’s Board of Directors on the date of grant and is equal to the fair market value of the underlying common stock on the date of grant. In the event of a merger or reorganization of the Company, outstanding options not already exercisable will generally become fully vested and exercisable upon the completion of a merger or reorganization.

(3)	Amounts reported in the All Other Compensation column include the sums of the values of (a) Company contributions to the Company’s 401(k) plan, (b) relocation expenses and (c) monthly housing allowances.

(4)	Mr. Jackman joined the Company as President and Chief Executive Officer in June 2001. The amount disclosed for fiscal year 2001 is the year-to-date total for Mr. Jackman from the time of his arrival through the end of the fiscal year. All other compensation amount reported for 2002 includes $4,035 for Company matching contributions to his 401(k), $88,975 for relocation expenses and an aggregate of $61,154 for housing allowances.

(5)	Mr. Gallagher was the interim President and Chief Executive Officer from April 3, 2001 to June 6, 2001 and is currently the Company’s Chairman of the Board of Directors. Mr. Gallagher’s 2002 salary represents payment for services provided from January 2001 through the end of the 2001 fiscal year and throughout fiscal year 2002. The All Other Compensation amount reported for 2002 represents $2,000 for services as a director.

(6)	Mr. Castle joined the Company as Chief Financial Officer, Vice President of Finance and Administration and Secretary in March 2002. The amount disclosed for fiscal year 2002 is the year-to-date total for Mr. Castle from the time of his arrival through the end of the fiscal year. The All Other Compensation amount reported for 2002 represents $1,198 for Company matching contributions to his 401(k).

(7)	Mr. Johnston joined the Company as Vice President of Sales and Marketing in October 2001. Mr. Johnston departed the Company in September 2002. The amount disclosed for fiscal year 2002 is the year-to-date total for Mr. Johnston from the time of his arrival through the end of the fiscal year. The All Other Compensation amount reported for 2002 includes $1,869 for Company matching contributions to his 401(k) and an aggregate of $14,897 for housing allowances.

(8)	Mr. Selvage joined the Company in March 1986 and became a Vice President in July 1998. The All Other Compensation amount reported for 2002 includes $3,506 for Company matching contributions to his 401(k) and $4,237 for accrued vacation pay out in fiscal year 2002.

(9)	Mr. Setz joined the Company in November 1997 and became Vice President of Information Systems in November 2001. The other compensation amount disclosed includes the total amount of his Company matching contributions to his 401(k). The All Other Compensation amount reported for 2002 represents $3,091 for Company matching contributions to his 401(k).

(10)	Mr. Pickerill departed the Company in March 2002. The All Other Compensation amount reported for 2002 represents $2,885 for Company matching contributions to his 401(k).

Option Grants in Last Fiscal Year

     The following table sets forth certain information concerning options granted to the Company’s named executive officers during the fiscal year ended June 30, 2002.

Potential Realizable Value
	Number of	% of Total			at Assumed Annual Rates of
	Securities	Options			Stock Price Appreciation for
	Underlying	Granted to			Option Term(2)
	Options	Employees in	Exercise Price	Expiration
Name	Granted(#)	Fiscal Year	($/share)(1)	Date	5%	10%

Michael H. Jackman	—	—	—	—	—	—
Michael D. Castle	62,500 (3)	37.3%	$1.62	4/11/12	$63,676	$161,366
Mark D. Johnston	25,000 (4)	14.9%	$1.98	10/12/11	$31,130	$78,890
Darren G. Selvage	—	—	—	—	—	—
Eric S. Setz	—	—	—	—	—	—
Alan R. Pickerill	—	—	—	—	—	—

(1)	The option exercise price, as determined by the Board, is equal to the fair market value of the underlying common stock on the date of grant.

(2)	The dollar amounts under these columns are the result of calculations at the 5% and 10% rates required by applicable regulations of the Securities and Exchange Commission and, therefore, are not intended to forecast possible future appreciation, if any, of the common stock price. The calculations assume that all of the options are exercised at the end of their respective ten-year terms. Actual gains, if any, on the stock option exercises depend on the future performance of common stock and overall market conditions, as well as the holder’s continued employment through the vesting period. The amounts reflected in this table may not be achieved.

(3)	The options granted consist of a combination of non-qualified and incentive stock options that vest in yearly increments over a four-year period, becoming fully vested on April 11, 2006. Options not already exercisable generally become fully vested and exercisable upon mergers or reorganizations pursuant to the Company’s 1993 Option Plan. Each option has a term of ten years.

(4)	The options granted consist of incentive stock options that vest annually over a four-year period, becoming fully vested on October 12, 2005. Options not already exercisable generally become fully vested and exercisable upon mergers or reorganizations pursuant to the Company’s 1993 Option Plan. Each option has a term of ten years.

Aggregated Option Exercises and Fiscal Year-End Option Values

     The following table sets forth certain information concerning the exercise of options to purchase the Company’s common stock granted in fiscal 2001 and prior years under the 1993 Option Plan and the 1985 Option Plan to the Company’s named executive officers and stock options held by them as of June 30, 2002.

	Number of Securities Underlying
	Unexercised Options Held at		Value of Unexercised In-the-Money
	June 30, 2002 (#)		Options at June 30, 2002 ($)

Name	Exercisable	Unexercisable	Exercisable(1)	Unexercisable(1)

Michael H. Jackman	68,750	206,250	—	—
Michael D. Castle	—	62,500	—	—
Mark D. Johnston	—	25,000	—	—
Darren G. Selvage	43,750	2,250	—	—
Eric S. Setz	3,063	1,937	—	—
Alan R. Pickerill (2)	—	—	—	—

(1)	This amount represents the aggregate number of in-the-money options multiplied by the difference between the closing price of the common stock on the Nasdaq National Market on June 28, 2002 ($1.45) and the exercise prices of the relevant options. All outstanding options had exercise prices greater than the closing price on June 28, 2002, therefore there were no in-the-money options at that time.

(2)	Mr. Pickerill departed the Company in March 2002, therefore his options were cancelled prior to the end of the fiscal year.

Director’s Fees

     The Company pays each director $1,000 in cash compensation for each attendance at each Board meeting, and reimburses directors for their out-of-pocket expenses incurred for attendance at Board meetings.

     The Company’s Stock Option Plan for Non-Employee Directors, or the Directors Plan, provides for the automatic grant of nonqualified stock options at an exercise price equal to the fair market value on the date of grant. Each non-employee director elected or appointed receives an initial grant of an option to purchase 10,000 shares upon becoming a director. Each continuing director receives an annual grant of an option to purchase 7,500 shares immediately following each Annual Meeting of Shareholders. Options granted under the Directors Plan vest in full six months after the date of grant. Options granted under the Directors Plan expire five years after the date of grant or, if earlier, three months after the optionee’s termination of service with the Company or one year after the optionee’s death or disability.

Employment Contracts, Termination or Employment and Change in Control Arrangements

     The Company entered into an employment agreement with Mr. Jackman as of May 30, 2001. The agreement specifies that, in the event Mr. Jackman is terminated in certain circumstances, he would be paid one year’s salary as severance following termination.

Compensation Committee Report on Executive Compensation

     The Compensation Committee of the Board for fiscal year 2001 consisted of four members of the Board, three of whom are non-employee directors of the Company. Mr. Gallagher is the fourth member of the Compensation Committee and was employed by the Company during the fiscal year for services rendered between January 2001 and the end of the fiscal year. Mr. Gallagher abstained from any committee matters pertaining to his compensation. The Compensation Committee is responsible for reviewing and approving base salaries for all executive officers, the level of participation in the executive bonus program, the company-wide profit sharing plan and any changes to these plans. The Compensation Committee also administers the 1993 Option Plan and 1985 Option Plan. Decisions made by the Compensation Committee relating to compensation of executive officers are reviewed by the full Board.

Executive Compensation Policies and Performance Measures

     The Company’s executive compensation policies have been developed to meet the following objectives:

•	Attract and retain key executives critical to the Company’s long-term success;

•	Reward key executives for their contributions to the executive team in the development and successful execution of product, marketing, sales and business strategies; and

•	Motivate key executives to make decisions and take actions that increase the value of the common stock over the long term.

     The Committee uses a combination of cash- and equity-based programs to compensate key executives.

Cash-Based Compensation

     Base salaries for all executive officers are reviewed periodically. In evaluating executive salaries, the Compensation Committee uses certain independent information sources as available, as well as the recommendations of the Chief Executive Officer. Additionally, salaries are based upon a review of the officer’s contribution to the team in accomplishing certain short- and long-term objectives as determined from time to time by the compensation committee.

     The executive officers are also eligible to receive incentive compensation based on achievement of certain performance criteria established periodically during the year. Mark Johnston was paid a cash bonus of $12,500 during fiscal year 2002 for the achievement of revenue targets in the second quarter and Michael Castle was paid a cash bonus of $11,625 as recommended by the CEO for Mr. Castle’s performance and contributions in the fourth quarter of the fiscal year.

Equity-Based Compensation

     The Company provides its executive officers with long-term incentives through its 1993 Option Plan. The primary objective of this plan is to provide an incentive for the executives to make decisions and take actions which maximize long-term shareholder value. The plan design promotes this long-term focus using vesting periods. Options currently vest in either four or five equal annual installments beginning one year from date of grant. The Compensation Committee reviews and approves all grants made under the plan. The Compensation Committee generally grants executive officers options upon hire and additional grants are reviewed annually. The number of new grants each year for both the executive officers and the rest of the Company’s employees is based primarily on position in the Company, past performance, anticipated future contributions and prior option grants. For fiscal year 2002, the Compensation Committee granted options to purchase 62,500 shares of common stock to Michael D. Castle and 25,000 shares to Mark D. Johnston.

Chief Executive Officer Compensation

     The compensation for the Chief Executive Officer is reviewed and approved by the Compensation Committee and is based upon the criteria set forth under the discussion of executive compensation above. In accordance with his employment agreement, Mr. Jackman was paid a guaranteed bonus of $75,000 for fiscal year 2002.

Compensation Committee

     Robert J. Gallagher

     George S. Sarlo

     Theodore M. Wight

     Michael G. Meade

Performance Graph

     The following graph compares the cumulative total return to shareholders of the common stock with the cumulative total return of the Standard and Poor’s 500 Stock Index (“S & P 500 Index”) and the Standard and Poor’s Information Technology Index (“S & P Information Technology Index”) for the period beginning on June 30, 1997, and ending on June 30, 2002.

     The graph assumes $100 was invested on June 30, 1996 in the Company’s common stock, S & P 500 Index and the S & P Information Technology Index, with all dividends reinvested. Stock price performance shown above for the common stock is historical and not necessarily indicative of future price performance.

*	The S & P Information Technology Index has been in existence since January 2002. The data presented prior to that date is represented by the S & P Computers (Software & Services) Index which terminated in January 2002.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required under this item is contained in the sections entitled “Security Ownership of Directors and Executive Officers” and “Security Ownership of More than 5% Shareholders” in the Company’s Proxy Statement filed September 16, 2002 in connection with its Special Meeting of Shareholders to be held October 14, 2002 and is incorporated herein by reference.

Changes in Control

     On August 6, 2002, the Company announced that it had entered into an Agreement and Plan of Merger with Harland Financial Solutions, Inc., a wholly owned subsidiary of John H. Harland Company. John H. Harland Company is a publicly traded company listed on the New York Stock Exchange under the symbol “JH.” If the merger is completed, the Company will become a wholly owned subsidiary of Harland Financial Solutions, Inc. and the Company’s shareholders will be entitled to receive $6.25 in cash, without interest, in exchange for each share of the Company’s common stock owned. Holders of the Company’s stock options will be entitled to receive $6.25 in cash, without interest, less the exercise price of the options, for each share of the Company’s common stock represented by the options. Before the Company can complete the merger, however, the holders of more than 50% of the shares of the Company’s common stock outstanding as of September 6, 2002 must vote to approve and adopt the merger. Accordingly, the Company has called a special meeting of shareholders for October 14, 2002 to consider the merger and has filed a proxy statement with the Securities and Exchange Commission and distributed the same to the Company’s shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

ITEM 14. CONTROLS AND PROCEDURES

     Not applicable.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     The following documents are filed as a part of this report:

     1. Financial Statements

     The Financial Statements, Notes thereto, and Independent Auditor’s Report are included in Part II, Item 8 of this Report.

     2. Financial Statement Schedules

     The following documents are filed as part of this report and should be read in conjunction with the Financial Statements of the Company.

     Schedule II — Valuation and Qualifying Accounts for the years ended June 30, 2002, 2001 and 2000.

     Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Financial Statements or Notes thereto.

3. Exhibits

     Exhibits listed on the accompanying Index to Exhibits immediately following the financial statement schedules are filed as part of, or incorporated by reference into, this report.

Exhibit
Number	Description

3.1 (1)	Restated Articles of Incorporation of INTERLINQ Software Corporation
3.2	Restated and Amended Bylaws of INTERLINQ Software Corporation
10.1 (1)(2)	1985 Restated Stock Option Plan
10.2 (1)(2)	1993 Stock Option Plan

Exhibit
Number	Description

10.3 (1)(2)	Stock Option Plan for Non-Employee Directors, as amended
10.4 (1)	Amended and Restated Registration Rights Agreement between INTERLINQ Software Corporation and the partners listed on Schedule A thereto dated as of March 12, 1993
10.5 (1)	Form of Indemnification Agreement for Directors and Officers
10.6 (3)	Office Lease between Pine Forest Co. and INTERLINQ Software Corporation dated as of April 23, 1998
10.7 (4)	Licensing agreement for RAKIS Software between CBF Systems, Inc. and INTERLINQ Software Corporation dated May 12, 1999
10.8 (5)	Michael H. Jackman Employment Agreement
10.9 (6)	Agreement and Plan of Merger among Harland Financial Solutions, Inc., Harland Acquisition Corporation and INTERLINQ Software Corporation, dated as of August 5, 2002
23.1	Consent of independent auditor
99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, as amended (Registration No. 33-59502) filed with the Securities and Exchange Commission on March 15, 1993, as same exhibit number.

(2)	Management contract or compensatory plan or arrangement.

(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1996, as same exhibit number.

(4)	Previously filed with Form 10-K for the year ended June 30, 1998.

(5)	Previously filed with Form 10-K for the year ended June 30, 1999.

(6)	Previously filed with DEF14A Proxy Statement on September 16, 2002.

Reports on Form 8-K During the Fourth Quarter Ended June 30, 2001

     None.

Schedule II: Valuation and Qualifying Accounts

Years ended June 30, 2002, 2001 and 2000

		Additions

	Balance at	Charged to	Charged
	beginning	costs	to other		Balance at
Description	of year	and expenses	accounts	Deductions	end of year

Allowances for doubtful Accounts:
Year ended June 30, 2002:
Accounts receivable	$346,000	$261,000	—	$(380,000)	$227,000
Year ended June 30, 2001:
Accounts receivable	222,000	638,000	—	(514,000)	346,000
Year ended June 30, 2000:
Accounts receivable	322,000	438,000	—	(538,000)	222,000

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Bellevue, State of Washington, on the 27th day of September 2002.

INTERLINQ Software Corporation

By:	/s/ Michael H. Jackman

Michael H. Jackman President and Chief Executive Officer

Signature	Title

/s/ MICHAEL H. JACKMAN Michael H. Jackman	President and Chief Executive Officer (Principal Executive Officer)

/s/ MICHAEL D. CASTLE Michael D. Castle	Vice President of Finance and Administration, Secretary (Principal Financial and Accounting Officer)

/s/ ROBERT J. GALLAGHER Robert J. Gallagher	Chairman of the Board

/s/ MICHAEL G. MEADE Michael G. Meade	Director

/s/ GEORGE SARLO George Sarlo	Director

/s/ THEODORE M. WRIGHT Theodore M. Wight	Director

Certifications

     I, Michael H. Jackman, President and Chief Executive Officer of Interlinq Software Corporation (the “Company”), certify that:

     1. I have reviewed this annual report on Form 10-K of the Company;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

/s/ Michael H. Jackman

Date: September 27, 2002	Michael H. Jackman President and Chief Executive Officer

     I, Michael D. Castle, Chief Financial Officer of Interlinq Software Corporation (“the Company”), certify that:

     1. I have reviewed this annual report on Form 10-K of the Company;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

/s/ Michael D. Castle

Date: September 27, 2002	Michael D. Castle Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
Number	Description

3.1 (1)	Restated Articles of Incorporation of INTERLINQ Software Corporation
3.2	Restated and Amended Bylaws of INTERLINQ Software Corporation
10.1 (1)(2)	1985 Restated Stock Option Plan
10.2 (1)(2)	1993 Stock Option Plan
10.3 (1)(2)	Stock Option Plan for Non-Employee Directors, as amended
10.4 (1)	Amended and Restated Registration Rights Agreement between INTERLINQ Software Corporation and the partners listed on Schedule A thereto dated as of March 12, 1993
10.5 (1)	Form of Indemnification Agreement for Directors and Officers
10.6 (3)	Office Lease between Pine Forest Co. and INTERLINQ Software Corporation dated as of April 23, 1998
10.7 (4)	Licensing agreement for RAKIS Software between CBF Systems, Inc. and INTERLINQ Software Corporation dated May 12, 1999
10.8 (5)	Michael H. Jackman Employment Agreement
10.9 (6)	Agreement and Plan of Merger among Harland Financial Solutions, Inc., Harland Acquisition Corporation and INTERLINQ Software Corporation, dated as of August 5, 2002
23.1	Consent of independent auditor
99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, as amended (Registration No. 33-59502) filed with the Securities and Exchange Commission on March 15, 1993, as same exhibit number.

(2)	Management contract or compensatory plan or arrangement.

(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1996, as same exhibit number.

(4)	Previously filed with Form 10-K for the year ended June 30, 1998.

(5)	Previously filed with Form 10-K for the year ended June 30, 1999.

(6)	Previously filed with DEF14A Proxy Statement on September 16, 2002.